Form 10-Q
period 1996-06-30
INDUS GROUP INC
filed 1996-08-13
CIK 1005127

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------


                                    Form 10-Q


(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       or

(   )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                         Commission File Number: 0-27806


                                ----------------

                              THE INDUS GROUP, INC.
          (Exact name of Registrant issuer as specified in its charter)




         California                                            94-3108025
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)




60 Spear Street, San Francisco, California                       94105
 (Address of principal executive offices)                      (Zip code)


                                 (415) 904-5000
              (Registrant's telephone number, including area code)
                                ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

As of July 31, 1996, Registrant had outstanding 17,796,672 shares of Common Stock, $.001 par value.


================================================================================


                                                   TABLE OF CONTENTS

                                             Part I: Financial Information
                                                                                                                   Page
                                                                                                                   ----
Item     1.       Financial Statements (unaudited)
                  Condensed Consolidated Statements of Operations - three
                      and six months ended June 30, 1996 and 1995............................................        1
                  Condensed Consolidated Balance Sheets - June 30, 1996 and December 31, 1995................        2
                  Condensed Consolidated Statement of Shareholders' Equity - year ended
                      December 31, 1995 and six months ended June 30, 1996...................................        3
                  Condensed Consolidated Statements of Cash Flows - six months ended
                      June 30, 1996 and 1995..................................................................       4
                  Notes to Condensed Consolidated Financial Statements........................................       5
Item     2.       Management's Discussion and Analysis of Financial Condition and Results of Operations......        7

                                                   Part II: Other Information

Item     1.       Legal Proceedings...........................................................................      11
Item     2.       Changes in Securities.......................................................................      11
Item     3.       Defaults Upon Senior Securities.............................................................      11
Item     4.       Submission of Matters to a Vote of Security Holders.........................................      11
Item     5.       Other Information...........................................................................      11
Item     6.       Exhibits and Reports on Form 8-K............................................................      11


                  Signatures..................................................................................      12


PART I: FINANCIAL INFORMATION
- - -----------------------------

ITEM 1. FINANCIAL STATEMENTS


                              THE INDUS GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                   (Unaudited)

                                                                              Three Months Ended     Six Months Ended
                                                                                   June 30,              June 30,
                                                                            ---------------------------------------------
                                                                               1996       1995        1996        1995
                                                                            ---------- ----------   ---------  ---------
Revenues:
     Software licensing fees .............................................   $  3,793    $ 1,988     $ 7,751     $ 5,719
     Services and maintenance ............................................     13,806     10,580      26,707      19,574
                                                                             --------    --------    --------    --------
          Total revenues .................................................     17,599     12,568      34,458      25,293
Cost of  revenues ........................................................      7,388      5,151      14,037      10,159
                                                                             --------    --------    --------    --------
Gross margin .............................................................     10,211      7,417      20,421      15,134
Operating expenses:
     Research and  development ...........................................      3,293      2,080       6,708       3,673
     Sales and  marketing ................................................      1,995      1,461       3,931       2,582
     General and administrative ..........................................      1,846        854       3,689       1,954
                                                                             --------    --------    --------    --------
          Total operating expenses .......................................      7,134      4,395      14,328       8,209
                                                                             --------    --------    --------    --------
Income from operations ...................................................      3,077      3,022       6,093       6,925
Other income, net ........................................................        381          -         428          87
                                                                             --------    --------    --------    --------
Income before income taxes ...............................................      3,458      3,022       6,521       7,012
Provision for income taxes (state and foreign only in 1995) ..............      1,407         81       2,667         212
Cumulative effect of deferred income taxes provided upon January 1, 1996
   conversion to C-Corporation status ....................................          -          -       6,700           -
                                                                             --------    --------    --------    --------
Net income (loss) ........................................................   $  2,051    $ 2,941     $(2,846)    $ 6,800
                                                                             ========    ========    ========    ========
Pro forma statement of operations:
     Income before income taxes, as above ................................   $  3,458    $ 3,022     $ 6,521     $ 7,012
     Compensation charge - stock options .................................          -     (1,000)          -      (1,000)
                                                                             --------    --------    --------    --------
     Income before income taxes, as adjusted .............................      3,458      2,022       6,521       6,012
     Provision for income taxes (federal, state and foreign) .............      1,407        850       2,667       2,529
                                                                             --------    --------    --------    --------
     Pro forma net income ................................................   $  2,051    $ 1,172     $ 3,854     $ 3,483
                                                                             ========    ========    ========    ========
     Pro forma net income per share ......................................   $   0.11    $  0.07     $  0.21     $  0.20
                                                                             ========    ========    ========    ========
     Shares used in computing pro forma net income per share .............     19,375     17,490      18,534      17,490
                                                                             ========    ========    ========    ========


                             See accompanying notes.


                              THE INDUS GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)

                                   (Unaudited)

                                                                                          June 30,      December 31,
                                                                                            1996            1995
                                                                                      --------------   -------------
                                                                                                            (1)
                                                      ASSETS
Current assets:
     Cash and cash equivalents.....................................................    $     420       $      45
     Marketable securities.........................................................       15,655               -
     Billed accounts receivable, less allowance for doubtful accounts of $449
         at June 30, 1996 and $652 at December 31, 1995............................       16,162          17,661
     Unbilled accounts receivable..................................................        7,653           9,053
     Other current assets..........................................................        1,431           1,108
                                                                                       -------------   -------------
         Total current assets......................................................       41,321          27,867
Marketable securities - noncurrent.................................................       16,139               -
Property and equipment, net........................................................        4,198           3,128
Employee notes receivable..........................................................           74              80
                                                                                       -------------   -------------
                                                                                       $  61,732        $ 31,075
                                                                                      ==============   =============

                                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Borrowing under line of credit................................................    $       -        $  8,900
     Accounts payable..............................................................        1,577           1,331
     Income taxes payable..........................................................          538             218
     Deferred income taxes.........................................................        5,357             326
     Other accrued liabilities.....................................................        2,741           2,027
     Deferred revenue..............................................................        8,360           7,425
                                                                                      --------------   -------------
         Total current liabilities.................................................       18,573          20,227
Commitments
Shareholders' equity:
     Preferred Stock, $.001 par value at June 30, 1996 (no par value at December
       31, 1995):
          Authorized shares - 5,000,000
          Issued and outstanding shares - none.....................................            -               -
     Common Stock, $.001 par value at June 30, 1996 (no par value at
       December 31, 1995):
          Authorized shares - 50,000,000
          Issued and outstanding shares -17,794,972
            (15,102,222 at December 31, 1995) .....................................           18             609
     Additional capital............................................................       39,697          18,900
     Other.........................................................................         (410)           (438)
     Retained earnings (deficit)...................................................        3,854          (8,223)
                                                                                      --------------   -------------
         Total shareholders' equity................................................       43,159          10,848
                                                                                      --------------   -------------
                                                                                       $  61,732        $ 31,075
                                                                                      ==============   =============

(1) Derived from audited financial statements.

                                               See accompanying notes.


                              THE INDUS GROUP, INC.

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                      (In thousands, except share amounts)

                                   (Unaudited)

                                                                                   Retained
                                                                                   Earnings        Total
                                                Common     Additional            (Accumulated   Shareholders'
                                                Stock       Capital      Other     Deficit)        Equity
                                               --------    --------    --------    --------       --------
Balance at December 31, 1994 ................   $    129    $      -    $      -    $  8,113       $  8,242
     Issuance of common stock
       as deferred compensation .............        480           -        (480)          -              -
     Cash distributions to shareholders .....          -           -           -      (9,516)        (9,516)
     Translation adjustment .................          -           -          (6)          -             (6)
     Stock options (2) ......................          -      18,900           -           -         18,900
     Amortization of deferred compensation ..          -           -          48           -             48
     Net loss ...............................          -           -           -      (6,820)        (6,820)
                                                --------    --------    --------    --------       --------
Balance at December 31, 1995 ................        609      18,900        (438)     (8,223)        10,848

     Conversion to C Corporation
        effective January  1, 1996 ..........          -      (8,223)          -       8,223              -
     Reincorporation and adoption
        of $.001  par value .................       (494)        494           -           -              -
     Issuance of common stock (1) ...........          3      34,428           -           -         34,431
     Tax benefit from exercise of
        stock options .......................          -         801           -           -            801
     Purchase of Indus International,
        Inc. net assets .....................       (100)         (3)          -           -           (103)
     Unrealized loss on marketable securities          -           -         (82)          -            (82)
     Translation adjustment .................          -           -          14           -             14
     Amortization of deferred compensation ..          -           -          96           -             96
     Net loss ...............................          -      (6,700)          -       3,854         (2,846)
                                                --------    --------    --------    --------       --------
Balance at June 30, 1996 ....................   $     18    $ 39,697    $   (410)   $  3,854       $ 43,159
                                                ========    ========    ========    ========       ========

(1) Consists of $33,864 received from February 29, 1996 initial public offering (2,500,000 common shares offered at $15 per share less underwriting commission and expenses), $500 received from June 30, 1996 issuance of 39,189 common shares under the Employee Stock Purchase Plan and $67 received from the issuance of 153,561 common shares upon exercise of options.

(2) Value of unexercised stock options of The Indus Group, Inc. upon elimination of contingency feature, which had precluded exercise of these options.

                             See accompanying notes.


                              THE INDUS GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)

                                                                                               Six Months Ended June 30,
                                                                                             -------------------------------
                                                                                                    1996            1995
                                                                                             ---------------  --------------

 Cash flows from operating activities

 Net income (loss)............................................................                $    (2,846)      $    5,994
 Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization......................................................             616              607
      Amortization of deferred compensation..............................................              96                -
      Loss (gain) on sale of fixed assets................................................               2              (12)
      Deferred income taxes..............................................................          (1,669)               -
      Cumulative effect of deferred income taxes provided January 1, 1996................           6,700                -
      Tax benefit from exercised stock options...........................................             801                -
      Changes in operating assets and liabilities:
           Billed accounts receivable....................................................           1,499             (509)
           Unbilled accounts receivable..................................................           1,400           (2,720)
           Other current assets..........................................................            (323)             308
           Employee notes receivable.....................................................               6               44
           Accounts payable..............................................................             246                6
           Income taxes payable..........................................................             320                -
           Other accrued liabilities.....................................................             714            1,733
           Deferred revenue..............................................................             935             (402)
           Other.........................................................................              14                8
                                                                                             ---------------  --------------
 Net cash provided by operating activities...............................................           8,511           5,057
                                                                                             ---------------  --------------
 Cash flows from investing activities

 Purchase of marketable securities.......................................................         (34,176)               -
 Sale of marketable securities...........................................................           2,300                -
 Acquisition of property and equipment...................................................          (1,688)            (641)
 Proceeds from sale of fixed assets......................................................               -              504
                                                                                             ---------------  --------------
 Net cash used in investing activities...................................................         (33,564)            (137)
                                                                                             ---------------  --------------

 Cash flows from financing activities

 Net repayment of line of credit.........................................................          (8,900)            (985)
 Net proceeds from issuance of common stock..............................................          34,431                -
 Distribution to shareholders............................................................               -           (3,508)
 Purchase of Indus International, Inc. net assets........................................            (103)               -
                                                                                             ---------------  --------------
 Net cash provided by (used in) financing activities.....................................          25,428           (4,493)
                                                                                             ---------------  --------------

 Net increase in cash and cash equivalents...............................................             375              427
 Cash and cash equivalents at beginning of period........................................              45               99
                                                                                             ---------------  --------------
 Cash and cash equivalents at end of period..............................................      $      420      $       526
                                                                                             ===============  ==============

 Supplemental disclosures of cash flow information

 Interest paid...........................................................................      $      105      $         6
                                                                                             ===============  ==============
 Income taxes paid.......................................................................      $    3,176      $        43
                                                                                             ===============  ==============

 Supplemental schedule of noncash financing activities

 Issuance of common stock in exchange for notes receivable...............................      $        -      $       110
                                                                                             ===============  ==============

                             See accompanying notes.

                              THE INDUS GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.       Significant Accounting Policies

         Interim Financial Statements

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the audited financial statements and footnotes thereto for the fiscal year ended December 31, 1995 included in the Company's Registration Statement on Form S-1 (No. 33-80573) for its initial public offering of common shares on February 29, 1996.

         Cash Equivalents and Marketable Securities

         The Company considers all highly liquid, low risk debt instruments with a maturity of three months or less from the date of purchase to be cash equivalents. The Company generally invests its cash and cash equivalents in money market accounts and agency repurchase agreements which are secured by government agency securities.

         The Company presently classifies all marketable securities as available-for-sale investments and carries them at fair market value. Marketable securities represent U.S. government obligations and indirect investments in municipal obligations. Marketable securities classified as long-term represent U.S. government obligations maturing no later than November 1997. Unrealized holding gains and losses, net of taxes, are carried as a separate component of shareholders' equity.


2.       Basis of Presentation

         On March 1, 1996, pursuant to an Asset Purchase Agreement, the Company purchased all of the assets and assumed all of the liabilities of Indus
International, Inc., an entity which was related to The Indus Group, Inc. through common shareholders. The purchase price of the net assets, which equaled the net book value, was $103,252. Concurrent with this purchase, the Company established a new wholly-owned subsidiary to which the net assets were transferred. The financial statements include the accounts of the Company and Indus International, Inc., which was included on a combined basis prior to March 1, 1996. All significant intercompany accounts and transactions have been eliminated.


3.       Issuance of Common Stock

         Initial Public Offering

         On February 29, 1996, the Company completed an initial public offering (the "Offering") in which it sold 2,500,000 shares of Common Stock at $15.00 per share. The Offering raised net proceeds of $33,863,764 (exclusive of underwriting discount and $1,011,236 in related expenses).

         Employee Stock Purchase Plan

         The Company received $499,700 from the issuance of 39,189 shares of Common Stock on June 30, 1996 under the 1995 Employee Stock Purchase Plan.

         Exercise of Stock Options

         During the six months ended June 30, 1996, the Company received $66,675 from the issuance of 153,561 shares of common stock upon exercise of options under the 1992 Stock Option Plan.

                              THE INDUS GROUP, INC.

                                   (Unaudited)

4.       Pro Forma Data

         The  pro  forma  data  reflects   adjustments  which  would  have  been
applicable had the Company been a C Corporation in all periods.

         Statements of Operations

         Effective upon its incorporation in 1990, the Company elected to have its United States income taxed under Subchapter S of the Code. Income tax provisions through December 31, 1995 have been principally attributable to state taxes and taxes imposed by foreign governments on the Company's foreign operations. The Company's S Corporation status terminated effective January 1, 1996, and the Company will be subject to federal income taxation at the corporate level thereafter. In connection with the termination of S Corporation status on January 1, 1996, a one-time charge representing a cumulative net federal and state deferred income tax liability of $6.7 million was recorded.

         For purposes of presenting comparative earnings and calculating earnings per share data, pro forma net income for the first quarter of 1996 reflects the elimination of the $6.7 million cumulative deferred income tax charge upon converting from an S Corporation to a C Corporation.

         Pro forma net income in 1995 reflects provisions for taxes assuming the Company was taxed as a C Corporation. In addition, pro forma net income data includes a $1 million nonrecurring compensation charge representing the fair value of the options granted in 1995.

         Per Share Data

         Pro forma net income per share is computed using pro forma net income and the weighted average number of common and dilutive common equivalent shares outstanding during each period. Dilutive common equivalent shares consist of incremental common shares issuable upon the assumed exercise of stock options
(using the treasury stock method). Fully diluted per share amounts are not presented, as the effect is not material. The computation of the weighted average number of shares outstanding for the three and six month periods ended
June 30, 1996 and 1995 is as follows (in thousands):

                                                                                Three Months Ended            Six Months Ended
                                                                                     June 30,                     June 30,
                                                                             -------------------------    ------------------------
                                                                                1996          1995          1996           1995
                                                                             -----------    ----------    ----------   -----------
Weighted average outstanding...........................................        17,752         15,021        16,868        15,021
Equivalent shares assumed to be outstanding had options granted prior to 1995 been exercised and used to repurchase shares at their then
  fair value...........................................................         1,623          1,315         1,666         1,315
Shares issued or shares reserved for options granted in 1995,  which shares are assumed to be outstanding for all prior periods (as required
  by SEC Staff Accounting Bulletins Topic 4 D) ........................             -            519             -           519
Shares assumed to be outstanding equivalent to dividends paid in 1995
  ($9,516,659) divided by expected offering price ($15 per share)
  (as required y SEC Staff Accounting Bulletins Topic 1B)..............             -            635             -           635
                                                                             -----------    ----------    ----------    -----------
                                                                               19,375         17,490        18,534        17,490
                                                                             ===========    ==========    ==========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements located in the Research and Development (paragraph four), Sales and Marketing and Liquidity and Capital Resources (paragraphs four and six) sections as a result of the factors set forth below, among others.

The Company has experienced, and may in the future experience, significant fluctuations in quarterly revenues and operating results. The Company's revenues and operating results in general, and in particular its revenues from new licenses, are relatively difficult to forecast for a number of reasons, including (i) the relatively long sales cycles for the Company's products, (ii) the variable size and timing of individual license transactions, (iii) changes in demand for the Company's products and services, (iv) competitive conditions in the industry, (v) changes in customer budgets, (vi) the timing of the introduction of new products or product enhancements by the Company or its competitors, (vii) the Company's success in and costs associated with developing and introducing new products, (viii) product life cycles, (ix) the timing of revenue recognition under the percentage-of-completion method, (x) changes in the proportion of revenues attributable to license fees versus services, (xi) changes in the level of operating expenses, (xii) delay or deferral of customer implementations of the Company's software, (xiii) software defects and other product quality problems, and (xiv) other economic conditions generally or in specific process industry segments. Further, the purchase of the Company's products generally involves a significant commitment of capital, with the attendant delays frequently associated with large capital expenditures and authorization procedures within large organizations. For these and other reasons, the sales cycles for the Company's products are typically lengthy and subject to a number of significant risks over which the Company has little or no control, including customers' budget constraints and internal authorization reviews. In addition, delays in the completion of a product implementation may require that the revenues associated with such implementation be recognized over a longer period than originally anticipated. Such delays in the implementation or execution of orders has caused, and may in the future cause, material fluctuations in the Company's operating results. Similarly, customers may cancel implementation projects at any time without penalty, and such cancellation could have a material adverse effect on the Company's business or results of operations. Because the Company's expenses are relatively fixed, a small variation in the timing of recognition of specific revenues can cause significant variations in operating results from quarter to quarter and may in some future quarter result in losses or have a material adverse effect on the Company's business or results of operations.

Results of Operations

Overview. The Indus Group, Inc. develops, markets, and supports a proprietary line of enterprise management software and implementation services for process industry customers worldwide. Taking advantage of the client/server model of networked computing, PASSPORT Software Solutions contain "best business practices" which serve as the catalyst for improving core business functions for electric utilities, oil and gas, chemical refining, forest products, and steel producing industries. ABACUS, The Indus Group's proprietary methodology, accelerates the realization of benefits by delivering a reliable cost and time-efficient approach to implementation across the enterprise.

The Company derives its revenues primarily from software licenses, implementation and training services and maintenance fees. While the Company has derived the majority of its revenues from electric utilities, it also derives revenues from customers in other process industries, such as the oil and gas, petrochemical, steel and forest product industries. Subsequent to June 30, 1996, the Company announced it was awarded a software and services contract to provide facility management at one of the nation's largest consumer insurance companies. There can be no assurance that this contract will lead to other significant revenue opportunities.

The Company provides its software to customers under contracts which provide for software license fees, system implementation services and the first year of software maintenance. Revenues from software license fees, which typically have ranged from approximately $1 million to $5 million per enterprise license, are recognized as earned revenue over the estimated time period to complete the implementation of the software, which generally is twelve to fourteen months. Revenues from system implementation services, which typically are time- and material-based, are recognized as direct contract costs are incurred and typically range from one to three times the license fees. Accordingly, revenues for each quarter depend in part on revenues from the closing of new contracts during the quarter as well as revenue from contracts under implementation that were executed in prior quarters. A portion of license fees is deferred initially and subsequently recognized over the one-year period during which continuing maintenance and support services are provided to customers under the contracts. After an initial contract period, additional maintenance and support services, for which the Company typically charges 15-18% of the original license fee per year, are subject to separate contracts whereby revenue is recognized ratably over the contract period.


The following table sets forth for the periods indicated the percentage of total revenues represented by certain line items in the Company's statements of operations:

                                       Percent of Total Revenues
                                       --------------------------
                                                               Three Months Ended   Six Months Ended
                                                                   June 30,             June 30,
                                                              --------------------  ----------------
                                                                 1996      1995      1996     1995
                                                              ---------  ---------  -------  -------
Revenues:
     Software licensing fees ...............................      21.6%    15.8%     22.5%     22.6%
     Services and maintenance ..............................      78.4     84.2      77.5      77.4
                                                              ---------  ---------  -------  -------
          Total revenues ...................................     100.0    100.0     100.0     100.0
Cost of revenues ...........................................      42.0     41.0      40.7      40.2
                                                              ---------  ---------  -------  -------
Gross margin ...............................................      58.0     59.0      59.3      59.8
Operating expenses:
     Research and development ..............................      18.7     16.6      19.5      14.5
     Sales and marketing ...................................      11.3     11.6      11.4      10.2
     General and administrative ............................      10.5      6.8      10.7       7.7
                                                              ---------  ---------  -------  -------
          Total operating expenses .........................      40.5     35.0      41.6      32.4
                                                              ---------  ---------  -------  -------
Income from operations .....................................      17.5     24.0      17.7      27.4
Other income, net ..........................................       2.2        -       1.2        .3
                                                              ---------  ---------  -------  -------
Income before income taxes .................................      19.7     24.0      18.9      27.7
Provision for income taxes (state and foreign only in 1995)        8.0      0.6       7.7       0.8
Cumulative effect of deferred income taxes provided upon
   January 1, 1996 conversion to C-Corporation status ......         -        -      19.4         -
                                                              ---------  ---------  -------  -------
Net income  (loss) .........................................      11.7%    23.4%     (8.2)%    26.9%
                                                              =========  =========  =======  =======
Pro forma statement of operations:
     Income before income taxes, as above ..................      19.7%    24.0%     18.9%     27.7%
     Compensation charge - stock options ...................         -     (7.9)        -      (3.9)
                                                              ---------  ---------  -------  -------
     Income before taxes, as adjusted ......................      19.7     16.1      18.9      23.8
     Provision for income taxes (federal, state and foreign)       8.0      6.8       7.7      10.0
                                                              ---------  ---------  -------  -------
     Pro forma net income per share ........................      11.7%     9.3%     11.2%     13.8%
                                                              =========  =========  =======  =======

Revenues. Total revenues increased 40% to $17.6 million in the quarter ended June 30, 1996 from $12.6 million in 1995. In the first six months of 1996, total revenues increased by 36% to $34.5 million from $25.3 million in 1995. Revenue from international customers (excluding Canada and Mexico) accounted for 20% of revenues for both the quarter and six months ended June 30, 1996 and 6% and 10% for the quarter and six months ended June 30, 1995, respectively. As most of the Company's contracts are denominated in U.S. dollars, foreign currency fluctuations have not impacted the results of operations. The top five customers of the Company have accounted for approximately 50% of revenues for all periods presented. The composition of the top five customers has changed from year to year, with the exception of one customer which generated revenues ranging from 9% of revenue for the quarter ended June 30, 1996 to 11% of revenue for the quarter ended June 30, 1995.

Revenues from licensing fees increased by 91% to $3.8 million in the quarter ended June 30, 1996 from $2.0 million in 1995. In the first six months of 1996, licensing fees increased by 36% to $7.8 million from $5.7 million in 1995. The license fee growth from 1995 to 1996 resulted primarily from new international contracts and several new significant domestic contracts. License fees as a percentage of revenue were 21.6% and 15.8% for the three months ended June 30, 1996 and 1995, and 22.5% and 22.6% for the six months ended June 30, 1996 and 1995. Since license fees are recognized over the term of initial expected implementation, the date on which a contract is signed and the number of contracts signed within the same quarter can have an impact on the amount of revenue recognized in a particular quarter.

Revenues from services and maintenance increased by 30% to $13.8 million in the quarter ended June 30, 1996 from $10.6 million in 1995. In the first six months of 1996, services and maintenance revenue increased 36% to $26.7 million from $19.6 million in 1995. The service and maintenance growth from 1995 to 1996 resulted primarily from implementation services generated by new international customers, several new significant domestic contracts, and additional implementation projects with existing customers.

The Company does not believe that the revenue growth experienced in the first six months of 1996 is necessarily indicative of any revenue growth that may occur in future periods.

Cost of Revenues. Cost of revenues consists primarily of: (i) personnel and related costs for implementation (including account executive personnel), and
(ii) training and customer support services. Substantially all of the cost of revenues is attributable to providing services and maintenance; costs of software license fees, which consist primarily of packaging and production costs, are not significant and are not segregated in the Company's accounting records. All software development costs are expensed to research and development as incurred.

Cost of revenues increased 43% to $7.4 million in the quarter ended June 30, 1996 from $5.1 million in 1995. In the first six months of 1996, cost of revenues increased by 38% to $14.0 million from $10.2 million in 1995. The 1996 increase in absolute dollars in cost of revenues was due principally to the need for additional personnel to service the Company's customers. As a percent of total revenue, cost of revenues was 42% and 41% for the quarters ended June 30, 1996 and 1995, respectively. The slight increase in the percentage was due to growth in low-margin reimbursable expenses. The Company's accounting policy is to record direct reimbursable costs as revenue when billed to the customer, which is then offset by the related cost of revenues. Since the direct reimbursable costs have little or no margin, they reduce the overall gross margin as a percent of revenues. For the first six months of 1996 and 1995, the cost of revenues as a percent of total revenue remained fairly consistent at 40.7% and 40.2%, respectively.

Research and Development (R&D). Research and development expenses consist primarily of: (i) personnel and related costs and (ii) computer timeshare costs directly attributable to the development of new software application products, enhancements to existing products and the costs of porting the Company's products to different platforms.

Research and development expenses increased 58% to $3.3 million in the quarter ended June 30, 1996 from $2.1 million in 1995. In the first six months of 1996, research and development expenses increased by 83% to $6.7 million from $3.7 million in 1995. As a percent of total revenue, research and development expenses were 18.7% and 16.6% for the quarters ended June 30, 1996 and 1995, respectively. For the first six months of 1996 and 1995, research and development expenses as a percent of total revenue were 19.5% and 14.5%, respectively.

R&D investment growth in 1996 as compared to 1995 relates to the Company devoting substantial development resources towards incorporating new technologies into PASSPORT and designing additional PASSPORT applications. For example, work continues to define specific industry views such as a project to develop a work management and materials "view" specific to the Utility Transmission and Distribution (T & D) business. In addition, the Company is continually improving the capability to support additional platforms, databases, graphical user interfaces, toolsets and emerging technologies. Furthermore, the Company continues to enhance and develop corporate financial systems applications, as well as enhance versions of its PORTAL client workstation software to provide a "look and feel" based on the Windows95/NT operating system to all of its PASSPORT applications (PORTAL95). Moreover, the R&D growth in the first quarter of 1996 as compared to 1995 was partially due to the timing of PASSPORT Release 4.0. Unlike PASSPORT Release 5.0 which was completed in the first quarter of 1996, PASSPORT Release 4.0 was completed in the last quarter of 1994, resulting in a minimal R&D cost impact in the first quarter of 1995. The Company believes that a significant level of investment in R&D is essential to remain competitive. The amount of R&D in absolute dollars for a particular period may vary depending on the projects in progress.

In accordance with Statement of Financial Accounting Standards No. 86, software development costs are expensed as incurred until technological feasibility of the software is established, after which any additional costs are capitalized. To date, the Company has expensed all software development costs because development costs incurred subsequent to the establishment of technological feasibility have not been material.

Sales and Marketing. Sales and marketing expenses increased 36% to $2.0 million in the quarter ended June 30, 1996 from $1.5 million in 1995. In the first six months of 1996, sales and marketing expenses increased by 52% to $3.9 million from $2.6 million in 1995. As a percent of total revenue, sales and marketing expenses remained fairly consistent at 11.3%, 11.6%, 11.4% and 10.2% for the quarters ended June 30, 1996 and 1995 and for the first six months of 1996 and 1995, respectively. The growth in sales and marketing expenses in absolute dollars is primarily due to: (i) the addition of personnel, (ii) expansion into new international sectors and (iii) changes in the mix of the revenue base on which commission expense is generated. The Company believes that sales and marketing expenses as a percentage of total revenues may increase as (i) a larger portion of sales become fully commissioned, (ii) the Company initiates operations in additional international markets and (iii) new marketing and product strategic alliances are developed.

General and Administrative. General and administrative expenses increased 116% to $1.8 million in the quarter ended June 30, 1996 from $.9 million in 1995. In the first six months of 1996, general and administrative expenses increased by 89% to $3.7 million from $1.9 million in 1995. As a percent of total revenue, general and administrative expenses were 10.5% and 6.8% for the quarters ended June 30, 1996 and 1995, respectively. For the first six months of 1996 and 1995, the general and administrative expenses as a percent of total revenue was 10.7% and 7.7%, respectively. The growth in general and administrative expenses is primarily a result of: (i) an expansion in staffing to support the Company's growth, and (ii) additional expenditures related to being a public company.

Provision for Income Taxes. Effective upon its incorporation in 1990, the Company elected to have its United States income taxed under Subchapter S of the Code. Accordingly, income tax provisions prior to 1996 were principally attributable to state taxes and taxes imposed by foreign governments on the Company's foreign operations. The Company's S Corporation status terminated effective January 1, 1996, and the Company will be subject to federal income taxation at the corporate level thereafter. In relation to the termination of S Corporation status as of January 1, 1996, a one-time charge representing a cumulative net federal and state deferred income tax liability of $6.7 million was recorded.

Net Income (Loss). The net loss for the six months ended June 30, 1996 was the result of the $6.7 million cumulative deferred income tax liability charge upon elimination of the S Corporation status.

Pro Forma Net Income. For purposes of presenting comparative earnings and calculating earnings per share data, pro forma net income for the six months ended June 30, 1996 reflects the elimination of the $6.7 million nonrecurring cumulative deferred income tax charge upon converting from an S Corporation to a C Corporation. Pro forma net income in 1995 also reflects provisions for taxes assuming the Company was taxed as a C Corporation. In addition, pro forma net income data for 1995 includes a $1 million nonrecurring compensation charge representing the fair value of the options granted in 1995.

Liquidity and Capital Resources

The Company had total assets of $61.7 million and $31.1 million at June 30, 1996 and December 31, 1995, respectively. Historically, the Company has financed its operations primarily through cash provided by operations, borrowings under its line of credit and, to lesser extent, through borrowings from its Chief Executive Officer and principal shareholder. In March 1996, the Company received $33.9 million, representing the proceeds (net of underwriting commissions and offering costs) from an initial public offering of 2,500,000 shares of its Common Stock. These proceeds were used to purchase marketable securities (comprised of municipal and U.S. government obligations) and certain cash equivalent instruments.

As of June 30, 1996, the Company's principal sources of liquidity consisted of approximately $420,000 in cash and cash equivalents and $31.8 million in marketable securities. In addition, the Company has an unsecured revolving bank line of credit agreement which permits borrowings, including stand-by letters of credit, of up to $15 million. The facility expires in May 1997, however, the Company believes it will be able to renew this agreement or replace it on terms acceptable to the Company. No borrowings were outstanding under this line at June 30, 1996.

In the six months ended June 30, 1996, cash, cash equivalents and marketable securities increased substantially as a result of cash generated from operations ($8.5 million) and cash proceeds from the issuance of shares through an initial public offering and employee stock purchase and option programs ($34.4 million). The principal uses of operating cash were the purchase of property and equipment and the repayment of the line of credit. The reduction in the line of credit was fully funded by operations. The Company utilized approximately $2.3 million of initial public offering proceeds to pay for offering costs and estimated income taxes. Cash paid for income taxes for the six months ended June 30, 1996 and 1995 was $3.2 million and $43,000, respectively.

Cash requirements are expected to continue to increase in order to fund: (i) personnel and salary costs, (ii) research and development costs, (iii)
investment in additional technical equipment, and (iv) working capital requirements. The Company presently anticipates additional capital expenditures for the remainder of 1996 of approximately $1.3 million, primarily for equipment and furniture.

The Company's principal commitments at June 30, 1996, consisted of obligations under operating leases for facilities and computer equipment.

The Company believes that its existing cash and marketable securities, together with anticipated cash flow from operations and available bank borrowings, will be sufficient to meet its cash requirements during the next 24 months. The foregoing statement regarding the Company's expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results or presently unexpected usages of cash, such as acquisitions.


PART II: OTHER INFORMATION
- - --------------------------

ITEM 1.       LEGAL PROCEEDINGS

              There are no pending legal proceedings to which the Company is a party or of which any of its property is subject.


ITEM 2.       CHANGES IN SECURITIES

              None.


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.


ITEM 5.       OTHER INFORMATION

              None.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         10.01 Third Amendment to Commercial Loan Agreement dated May 29, 1996 with Sumitomo Bank of California.
         11.01    Statement of Computation of Pro Forma Net Income Per Share.
         27.01    Financial Data Schedule.

(b)      Reports on Forms 8-K.

         No reports on Form 8-K were filed during the Quarter covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                  THE INDUS GROUP, INC.
                                      (Registrant)





Date:  August 13, 1996

                                   /s/ Robert W. Felton
                                   ----------------------------------------
                                   Robert W. Felton
                                   President and Chief Executive Officer





Date:  August 13, 1996
                                    /s/ Anna Ng-Borden
                                    ---------------------------------------
                                    Anna Ng-Borden
                                    Vice President of Finance
                                    (Principal Financial and Accounting Officer)


                                INDEX TO EXHIBITS


                                                                                 Sequentially
                                                                                   Numbered
     Exhibit                     Description                                         Page
     -------                     -----------                                     -------------
      10.01    Third Amendment to Commercial Loan Agreement dated May 29, 1996 with Sumitomo Bank of California
      11.01    Statement of Computation of Pro Forma Net Income Per Share
      27.01    Financial Data Schedule