Form 10-Q
period 1996-09-30
INDUS GROUP INC
filed 1996-11-12
CIK 1005127

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------


                                    Form 10-Q


(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996

                                       or

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


                                 (415) 904-5000
              (Registrant's telephone number, including area code)

                                ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --    --

As of October 31, 1996, Registrant had outstanding 18,423,056 shares of Common Stock, $.001 par value.

================================================================================

                                                   TABLE OF CONTENTS

                                             Part I: Financial Information                                    Page
                                                                                                              ----
Item   1.    Financial Statements (unaudited)
             Condensed Consolidated Statements of Operations - three and nine months ended
                  September 30, 1996 and 1995............................................................       1
             Condensed Consolidated Balance Sheets - September 30, 1996 and December 31, 1995............       2
             Condensed Consolidated Statement of Shareholders' Equity - year ended
                 December 31, 1995 and nine months ended September 30, 1996..............................       3
             Condensed Consolidated Statements of Cash Flows - nine months ended
                 September 30, 1996 and 1995.............................................................       4
             Notes to Condensed Consolidated Financial Statements........................................       5
Item   2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......       7

                                              Part II: Other Information

Item   1.    Legal Proceedings...........................................................................      12
Item   2.    Changes in Securities.......................................................................      12
Item   3.    Defaults Upon Senior Securities.............................................................      12
Item   4.    Submission of Matters to a Vote of Security Holders.........................................      12
Item   5.    Other Information...........................................................................      12
Item   6.    Exhibits and Reports on Form 8-K............................................................      12


             Signatures..................................................................................      13


PART I: FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                              THE INDUS GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                   (Unaudited)

                                                                           Three Months Ended   Nine Months Ended
                                                                              September 30,        September 30,
                                                                           ------------------   ------------------
                                                                             1996      1995       1996       1995
                                                                           -------   -------    -------    -------
Revenues:
     Software licensing fees ...........................................   $ 4,277   $ 2,585    $12,028    $ 8,304
     Services and maintenance ..........................................    15,728    10,717     42,435     30,291
                                                                           -------   -------    -------    -------
          Total ........................................................    20,005    13,302     54,463     38,595
Cost of revenues .......................................................     8,562     5,883     22,599     16,042
                                                                          -------   -------    -------    -------
Gross margin ...........................................................    11,443     7,419     31,864     22,553
Operating expenses:
     Research and  development .........................................     2,905     2,311      9,614      5,984
     Sales and marketing ...............................................     2,352     1,414      6,283      3,996
     General and administrative ........................................     1,979     1,116      5,668      3,070
     Compensation charge - stock options ...............................      --      18,900       --       18,900
                                                                           -------   -------    -------    -------
          Total operating expenses .....................................     7,236    23,741     21,565     31,950
                                                                           -------   -------    -------    -------

Income (loss) from operations ..........................................     4,207   (16,322)    10,299     (9,397)
Other income,  net .....................................................       384        31        813        118
                                                                           -------   -------    -------    -------
Income (loss) before income  taxes .....................................     4,591   (16,291)    11,112     (9,279)

Provision for income taxes (state and foreign only in 1995) ............     1,927        31      4,594        243
Cumulative effect of deferred income taxes provided upon January 1, 1996
   conversion to C-Corporation status ..................................      --        --        6,700       --
                                                                           -------   -------    -------    -------
Net income (loss) ......................................................   $ 2,664  $(16,322)   $  (182)   $(9,522)
                                                                           =======   =======    =======    =======
Pro forma statement of operations:
     Income (loss) before income taxes, as above .......................   $ 4,591  $(16,291)   $11,112    $(9,279)
     Compensation charge - stock options ...............................      --        --         --       (1,000)
     Add back portion of compensation charge - stock options ...........      --      18,900       --       18,900
                                                                           -------   -------    -------    -------
     Income before income taxes, as adjusted ...........................     4,591     2,609     11,112      8,621
     Provision for income taxes (federal, state and foreign) ...........     1,927     1,097      4,594      3,626
                                                                           -------   -------    -------    -------
     Pro forma net income ..............................................   $ 2,664   $ 1,512    $ 6,518    $ 4,995
                                                                           =======   =======    =======    =======
Pro forma net income per share .........................................   $  0.14   $  0.09    $  0.35    $  0.29
                                                                           =======   =======    =======    =======
Shares used in computing pro forma net income per  share ...............    19,401    17,490     18,817     17,490
                                                                           =======   =======    =======    =======


                                                See accompanying notes.


                              THE INDUS GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)

                                   (Unaudited)

                                                                                 September 30,    December 31,
                                                                                      1996           1995
                                                                                --------------    -------------
                                                                                                      (1)
                                                         ASSETS
Current assets:
     Cash and cash equivalents .................................................   $  2,203         $     45
     Marketable securities .....................................................     18,500             --
     Billed accounts receivable, less allowance for doubtful accounts of $449
         at September 30, 1996 and $652 at December 31, 1995 ...................     16,990           17,661
     Unbilled accounts receivable ..............................................      9,796            9,053
     Other current assets ......................................................      2,948            1,108
                                                                                   --------         --------
         Total current assets ..................................................     50,437           27,867
Marketable securities - noncurrent .............................................     11,281             --
Property and equipment, net ....................................................      5,126            3,128
Employee notes receivable ......................................................         70               80
                                                                                   --------         --------
                                                                                   $ 66,914         $ 31,075
                                                                                   ========         ========

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Borrowing under line of credit ............................................   $   --           $  8,900
     Accounts payable ..........................................................      1,676            1,331
     Income taxes payable ......................................................       --                218
     Deferred income taxes .....................................................      4,211              326
     Other accrued liabilities .................................................      2,744            2,027
     Deferred revenue ..........................................................      9,427            7,425
                                                                                   --------         --------
         Total current liabilities .............................................     18,058           20,227

Commitments

Shareholders' equity:
     Preferred  Stock,  $.001 par value at  September  30, 1996 (no par value at
       December 31, 1995):
          Authorized shares - 5,000,000
          Issued and outstanding shares - none .................................       --               --
     Common Stock, $.001 par value at September 30, 1996 (no par value at
       December 31, 1995):
          Authorized shares - 50,000,000
          Issued and outstanding shares -18,187,006
            (15,102,222 at December 31, 1995) ..................................         18              609
     Additional capital ........................................................     42,695           18,900
     Other .....................................................................       (375)            (438)
     Retained earnings (deficit) ...............................................      6,518           (8,223)
                                                                                   --------         --------
         Total shareholders' equity ............................................     48,856           10,848
                                                                                   --------         --------
                                                                                   $ 66,914         $ 31,075
                                                                                   ========         ========

(1)  Derived from audited financial statements.


                                                     See accompanying notes.


                                                      THE INDUS GROUP, INC.

                                     CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                               (In thousands, except share amounts)

                                                           (Unaudited)

                                                                                                 Retained
                                                                                                  Earnings           Total
                                                 Common          Additional                      (Accumulated      Shareholders'
                                                  Stock           Capital          Other           Deficit)          Equity
                                                  -----           -------          -----           --------          ------

Balance at December 31,  1994 ...............   $    129         $   --           $   --           $  8,113         $  8,242
     Issuance of common stock
       as deferred  compensation ............        480             --               (480)            --               --
     Cash distributions to shareholders .....       --               --               --             (9,516)          (9,516)
     Translation  adjustment ................       --               --                 (6)            --                 (6)
     Stock options (2) ......................       --             18,900             --               --             18,900
     Amortization of deferred compensation ..       --               --                 48             --                 48
     Net  loss ..............................       --               --               --             (6,820)          (6,820)
                                                --------         --------         --------         --------         --------
Balance at December 31, 1995 ................        609           18,900             (438)          (8,223)          10,848

     Conversion to C Corporation on
        January  1, 1996 ....................       --             (8,223)            --              8,223             --
     Reincorporation and adoption of $.001
        par  value ..........................       (494)             494             --               --               --
     Issuance of common stock (1) ...........          3           34,591             --               --             34,594
     Tax benefit from exercise of stock
      options ...............................       --              3,636             --               --              3,636
     Purchase of Indus International,
      Inc. net assets .......................       (100)              (3)            --               --               (103)
     Unrealized loss on marketable securities       --               --                (51)            --                (51)
     Translation adjustment .................       --               --                 18             --                 18
     Amortization of deferred compensation ..       --               --                 96             --                 96
     Net loss ...............................       --             (6,700)            --              6,518             (182)
                                                --------         --------         --------         --------         --------
Balance at September 30, 1996 ...............   $     18         $ 42,695         $   (375)        $  6,518         $ 48,856
                                                ========         ========         ========         ========         ========

(1)    Consists of $33,864  received from February 29, 1996 initial public offering  (2,500,000  common shares offered at $15 per share less underwriting commission and expenses),  $500 received from June 30, 1996 issuance of 39,189 common shares under the Employee Stock Purchase Plan and $230 received from the issuance of 545,595 common shares upon exercise of options.

(2)    Value of unexercised stock options of The Indus Group, Inc. upon elimination of contingency feature.



                                                     See accompanying notes.



                                          THE INDUS GROUP, INC.

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              (In thousands)

                                               (Unaudited)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                      1996         1995
                                                                                    ---------   ---------
Cash flows from operating activities
Net income (loss) ...............................................................   $   (182)   $ (9,522)
Adjustments to reconcile net income to net cash provided by operating activities:
     Compensation charge - stock options ........................................       --        18,900
     Depreciation and amortization ..............................................      1,008         618
     Amortization of deferred compensation ......................................         96          24
     Loss (gain) on sale of fixed assets ........................................          2        --
     Deferred income taxes ......................................................     (2,815)       --
     Cumulative effect of deferred income taxes provided January 1, 1996 ........      6,700        --
     Tax benefit from exercise of stock options .................................      3,636        --
     Changes in operating assets and liabilities:
          Billed accounts receivable ............................................        671      (1,082)
          Unbilled accounts receivable ..........................................       (743)     (3,080)
          Other current assets ..................................................     (1,840)        269
          Employee notes receivable .............................................         10          29
          Accounts payable ......................................................        345        (108)
          Income taxes payable ..................................................       (218)        172
          Other accrued liabilities .............................................        717         572
          Deferred revenue ......................................................      2,002         (99)
          Due to shareholder ....................................................       --           (53)
          Other .................................................................         18           6
                                                                                    --------    --------
Net cash provided by operating activities .......................................      9,407       6,646
                                                                                    --------    --------
Cash flows from investing activities
Purchase of marketable securities ...............................................    (39,132)       --
Sale of marketable securities ...................................................      9,300        --
Acquisition of property and equipment ...........................................     (3,008)        (79)
                                                                                    --------    --------
Net cash used in investing activities ...........................................    (32,840)        (79)
                                                                                    --------    --------
Cash flows from financing activities
Net repayment of line of credit .................................................     (8,900)     (2,005)
Net proceeds from issuance of common stock ......................................     34,594        --
Distribution to shareholders ....................................................       --        (4,517)
Purchase of Indus International, Inc. net assets ................................       (103)       --
                                                                                    --------    --------
Net cash provided by (used in) financing activities .............................     25,591      (6,522)
                                                                                    --------    --------

Net increase in cash and cash equivalents .......................................      2,158          45
Cash and cash equivalents at beginning of period ................................         45          99
                                                                                    --------    --------
Cash and cash equivalents at end of period ......................................   $  2,203    $    144
                                                                                    ========    ========
Supplemental disclosures of cash flow information
Interest paid ...................................................................   $    105    $     34
                                                                                    ========    ========
Income taxes paid ...............................................................   $  5,367    $    215
                                                                                    ========    ========
Supplemental schedule of noncash financing activities
Issuance of common stock in exchange for notes receivable .......................   $   --      $    480
                                                                                    ========    ========

                                         See accompanying notes.

                                        4

                              THE INDUS GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Significant Accounting Policies

         Interim Financial Statements

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the audited financial statements and footnotes thereto for the fiscal year ended December 31, 1995 included in the Company's Registration Statement on Form S-1 (No. 33-80573) for its initial public offering of common shares on February 29, 1996.

         Cash Equivalents and Marketable Securities

         The Company considers all highly liquid, low risk debt instruments with a maturity of three months or less from the date of purchase to be cash equivalents. The Company generally invests its cash and cash equivalents in money market accounts.

         The Company presently classifies all marketable securities as available-for-sale investments and carries them at fair market value. Marketable securities represent U.S. government obligations and indirect investments in municipal obligations. Marketable securities classified as long-term mature no later than July 1998. Unrealized holding gains and losses, net of taxes, are carried as a separate component of shareholders' equity.


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

         Employee Stock Purchase Plan

         The Company issued 39,189 shares under the 1995 Employee Stock Purchase Plan (Plan) on June 30, 1996, in exchange for $499,700. The Plan permits eligible employees to purchase Company stock at 85% of the fair market value at the beginning or end of the six month purchase period, whichever is less. The next stock purchase date under the Plan is December 31, 1996.

         Exercise of Stock Options

         During the nine months ended September 30, 1996, the Company issued 545,595 shares under the 1992 Stock Option Plan. The Company received $230,235 upon the exercise of these options.

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

         For purposes of presenting comparative earnings and calculating earnings per share data, pro forma net income for the nine months ended September 30, 1996 reflects the elimination of the $6.7 million cumulative deferred income tax charge upon converting from an S Corporation to a C Corporation.

         Pro forma net income in 1995 reflects provisions for taxes assuming the Company was taxed as a C Corporation. Furthermore, pro forma net income data in 1995 includes a $1 million nonrecurring compensation charge representing the fair value of the options granted in 1995 and excludes a $18.9 million nonrecurring compensation charge representing the value of unexercised non-qualified stock options upon elimination of a contingency feature.

         Per Share Data

         Pro forma net income per share is computed using pro forma net income and the weighted average number of common and dilutive common equivalent shares outstanding during each period. Dilutive common equivalent shares consist of incremental common shares issuable upon the assumed exercise of stock options
(using the treasury stock method). Fully diluted per share amounts are not presented, as the effect is not material. The computation of the weighted average number of shares outstanding for the three and nine month periods ended
September 30, 1996 and 1995 is as follows (in thousands):

                                                                               Three Months Ended       Nine Months Ended
                                                                                  September 30,           September 30,
                                                                             ----------------------   ---------------------
                                                                               1996        1995         1996         1995
                                                                             ---------   ----------   ---------    --------
Weighted average outstanding ..............................................   17,864       15,021       17,200       15,021
Equivalent shares assumed to be outstanding had options granted prior to 1995 been exercised and used to repurchase shares at their
  then fair value .........................................................    1,537        1,315        1,617        1,315
Shares issued or shares reserved for options granted in 1995,  which shares are assumed to be outstanding for all prior periods (as required
   by SEC Staff Accounting Bulletins Topic 4 D) ...........................     --            519         --            519
Shares assumed to be outstanding equivalent to dividends paid in 1995
  ($9,516,659) divided by expected offering price ($15 per share)
  (as required by SEC Staff Accounting Bulletins Topic 1B) ................     --            635         --            635
                                                                              ------       ------       ------       ------
                                                                              19,401       17,490       18,817       17,490
                                                                              ======       ======       ======       ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements located in the Research and Development (paragraph four), Sales and Marketing and Liquidity and Capital Resources (paragraphs two, four and five) sections as a result of the factors set forth below, among others.

The Company has experienced, and may in the future experience, significant fluctuations in quarterly revenues and operating results. The Company's revenues and operating results in general, and in particular its revenues from new licenses, are relatively difficult to forecast for a number of reasons, including (i) the relatively long sales cycles for the Company's products, (ii) the variable size and timing of individual license transactions, (iii) changes in demand for the Company's products and services, (iv) competitive conditions in the industry, (v) changes in customer budgets, (vi) the timing of new products or product enhancements by the Company or its competitors, (vii) the Company's success in and costs associated with developing and introducing new products, (viii) product life cycles, (ix) the timing of revenue recognition,
(x) changes in the proportion of revenues attributable to license fees versus services, (xi) changes in the level of operating expenses, (xii) delay or deferral of customer implementations of the Company's software, (xiii) software defects and other product quality problems, and (xiv) other economic conditions generally or in specific process industry segments. Further, the purchase of the Company's products generally involves a significant commitment of capital, with the attendant delays frequently associated with large capital expenditures and authorization procedures within large organizations. For these and other reasons, the sales cycles for the Company's products are typically lengthy and subject to a number of significant risks over which the Company has little or no control, including customers' budget constraints and internal authorization reviews. In addition, delays in the completion of a product implementation may require that the revenues associated with such implementation be recognized over a longer period than originally anticipated. Such delays in the implementation or execution of orders have caused, and may in the future cause, material fluctuations in the Company's operating results. Similarly, customers may cancel implementation projects at any time, and such cancellation could have a material adverse effect on the Company's business or results of operations. Because the Company's expenses are relatively fixed, a small variation in the timing of recognition of specific revenues can cause significant variations in operating results from quarter to quarter and may in some future quarter result in losses or have a material adverse effect on the Company's business or results of operations.

Results of Operations

Overview. The Indus Group, Inc. develops, markets, and supports a proprietary line of enterprise management software and implementation services for process industry customers worldwide. Taking advantage of the client/server model of networked computing, PASSPORT Software Solutions contain "best business practices" which serve as the catalyst for improving core operational business functions for electric utilities, oil and gas, chemical refining, forest products, nuclear and steel producing industries. ABACUS, The Indus Group's proprietary methodology, accelerates the realization of benefits by delivering a reliable cost and time-efficient approach to implementation across the enterprise.

The Company derives its revenues primarily from software licenses, implementation and training services and maintenance fees. While the Company has derived the majority of its revenues from electric utilities, it also derives revenues from customers in other process industries, including oil and gas, chemical refining, nuclear, steel and forest product industries. Furthermore, the Company continues to expand into other facility-driven industries. For example, during the third quarter of 1996, the Company announced it was awarded software and services contracts to provide facility management at one of the nation's largest consumer insurance companies and at a Department of Energy
(DOE) facility, Los Alamos National Laboratory. There can be no assurance that these type of contracts will lead to other similar revenue opportunities.

The Company provides its software to customers under contracts which provide for software license fees, system implementation services and the first year of software maintenance. Revenues from software license fees, which typically have ranged from approximately $1 million to $5 million per enterprise license, are recognized as earned revenue over the estimated time period to complete the implementation of the software, which generally is twelve to fourteen months. Revenues from system implementation services, which typically are time- and material-based, are recognized as direct contract costs are incurred and typically range from one to three times the license fees. Accordingly, revenues for each quarter depend in part on revenues from the closing of new contracts during the quarter as well as revenue from contracts under implementation that were executed in prior quarters. A portion of license fees is deferred initially and subsequently recognized over the one-year period during which continuing maintenance and support services are provided to customers under the contracts. After an initial contract period, additional maintenance and support services, for which the Company typically charges 15-18% of the original license fee per year, are subject to separate agreements whereby revenue is recognized ratably over the agreement period.


The following table sets forth for the periods indicated the percentage of total revenues represented by certain line items in the Company's statements of operations:

                                                 Percent of Total Revenues

                                                                            Three Months Ended         Nine Months Ended
                                                                               September 30,              September 30,
                                                                            --------------------      -------------------
                                                                              1996        1995         1996         1995
                                                                             -----       -----        -----        -----
Revenues:
     Software licensing  fees ..........................................      21.4%       19.4%        22.1%        21.5%
     Services and maintenance ..........................................      78.6        80.6         77.9         78.5
                                                                             -----       -----        -----        -----
          Total revenues ...............................................     100.0       100.0        100.0        100.0
Cost of  revenues ......................................................      42.8        44.2         41.5         41.6
                                                                             -----       -----        -----        -----
Gross margin ...........................................................      57.2        55.8         58.5         58.4
Operating expenses:
     Research and  development .........................................      14.5        17.4         17.7         15.5
     Sales and  marketing ..............................................      11.8        10.6         11.5         10.4
     General and administrative ........................................       9.9         8.4         10.4          7.9
     Compensation charge - stock options ...............................        --       142.1           --         49.0
                                                                             -----       -----        -----        -----
          Total operating  expenses ....................................      36.2       178.5         39.6         82.8
                                                                             -----       -----        -----        -----
Income (loss) from operations ..........................................      21.0      (122.7)        18.9        (24.4)
Other income, net ......................................................       1.9         0.2          1.5           .3
                                                                             -----       -----        -----        -----
Income (loss) before income taxes ......................................      22.9      (122.5)        20.4        (24.1)
Provision for income taxes (state and foreign only in 1995) ............       9.6         0.2          8.4          0.6
Cumulative effect of deferred income taxes provided upon January 1, 1996
   conversion to C-Corporation  status .................................        --          --         12.3           --
                                                                             -----       -----        -----        -----
Net income  (loss) .....................................................      13.3%     (122.7%)        (.3%)      (24.7%)
                                                                             =====       =====        =====        =====
Pro forma statement of operations:
     Income (loss) before income taxes, as above .......................      22.9%     (122.5%)       20.4%       (24.1%)
     Compensation charge - stock options ...............................        --          --           --         (2.6)
     Add back portion of compensation charge - stock options ...........        --       142.1           --         49.0
                                                                             -----       -----        -----        -----
     Income before income taxes, as  adjusted ..........................      22.9        19.6         20.4         22.3
     Provision for income taxes (federal, state and foreign) ...........       9.6         8.2          8.4          9.4
                                                                             -----       -----        -----        -----
     Pro forma net income per  share ...................................      13.3%       11.4%        12.0%        12.9%
                                                                             =====       =====        =====        =====

Revenues. Total revenues increased 50% to $20.0 million in the quarter ended September 30, 1996 from $13.3 million in 1995. In the first nine months of 1996, total revenues increased by 41% to $54.5 million from $38.6 million in 1995. Revenue from international customers (excluding Canada and Mexico) accounted for 13% and 17% of revenues for the quarter and nine months ended September 30, 1996, respectively, and 4% and 8% for the quarter and nine months ended September 30, 1995, respectively. As most of the Company's contracts are denominated in U.S. dollars, foreign currency fluctuations have not impacted the results of operations. The top five customers of the Company have accounted for approximately 45-50% of revenues for all periods presented. The composition of the top five customers has changed from year to year, with the exception of one customer which accounted for 8% of total revenue for the quarter ended September 30, 1996 and 11% of total revenue for the quarter ended September 30, 1995.

Revenues from licensing fees increased by 65% to $4.3 million in the quarter ended September 30, 1996 from $2.6 million in 1995. In the first nine months of 1996, licensing fees increased by 45% to $12.0 million from $8.3 million in 1995. License fees as a percentage of revenue were 21.4% and 19.4% for the three months ended September 30, 1996 and 1995, and 22.1% and 21.5% for the nine months ended September 30, 1996 and 1995. The license fee growth from 1995 to 1996 resulted primarily from new international contracts and several new significant domestic contracts.

Revenues from services and maintenance increased by 47% to $15.7 million in the quarter ended September 30, 1996 from $10.7 million in 1995. In the first nine months of 1996, services and maintenance revenue increased 40% to $42.4 million from $30.3 million in 1995. The service and maintenance revenue growth from 1995 to 1996 resulted primarily from implementation services generated by new international customers, several new significant domestic contracts, and additional implementation projects with existing customers.

The Company does not believe that the revenue growth experienced in the first nine months of 1996 is necessarily indicative of any revenue growth that may occur in future periods.

Cost of Revenues. Cost of revenues consists primarily of: (i) personnel and related costs for implementation (including account executive personnel), and
(ii) personnel and related costs for training and customer support services. Substantially all of the cost of revenues is attributable to providing services and maintenance. Costs of software license fees, which consist primarily of packaging and production costs, are not significant and are not segregated in the Company's accounting records. All software development costs are expensed to research and development as incurred.

Cost of revenues increased 46% to $8.6 million in the quarter ended September 30, 1996 from $5.9 million in 1995. In the first nine months of 1996, cost of revenues increased by 41% to $22.6 million from $16.0 million in 1995. The 1996 increase in absolute dollars in cost of revenues was due principally to the need for additional personnel to service the Company's customers. As a percent of total revenue, cost of revenues decreased to 42.8% for the quarter ended September 30, 1996 from 44.2% in 1995. For the first nine months of 1996 and 1995, the cost of revenues as a percent of total revenue remained fairly steady at 41.5% and 41.6%, respectively. Variations in the cost of sales percentage is partially due to changes in the level of low-margin reimbursable expenses. The Company's accounting policy is to record direct reimbursable costs as revenue when billed to the customer, which is then offset by the related cost of revenues. Since the direct reimbursable costs have little or no margin, they have the effect of decreasing the Company's gross margin

Research and Development (R&D). Research and development expenses consist primarily of: (i) personnel and related costs and (ii) computer timeshare costs directly attributable to the development of new software application products, enhancements to existing products and the costs of porting the Company's products to different platforms.

Research and development expenses increased 26% to $2.9 million in the quarter ended September 30, 1996 from $2.3 million in 1995. In the first nine months of 1996, research and development expenses increased by 61% to $9.6 million from $6.0 million in 1995. Research and development expenses as a percent of total revenue decreased to 14.5% for the quarter ended September 30, 1996 from 17.4% in 1995 due to the increase in revenues for the comparable periods. For the first nine months of 1996 and 1995, research and development expenses as a percent of total revenue were 17.7% and 15.5%, respectively.

R&D investment increased in absolute dollars in 1996 as compared to 1995 due to the Company devoting substantial development resources towards incorporating new technologies into PASSPORT and designing additional PASSPORT applications. The Company continues to invest research and development efforts for modifications of existing applications and development of new technologies, including the capability to support additional platforms, databases, graphical user interfaces, toolsets and emerging technologies. The Company believes that a significant level of R&D is essential to remain competitive and will continue to invest development resources towards incorporating new technologies into PASSPORT and designing additional PASSPORT functionality. The amount for a particular period may vary depending on the projects in progress.

INDUS has historically developed its own applications. During 1996, the Company devoted R&D resources to the development of General Ledger, Asset Management and Financial Planning applications. In response to time-to-market demands, the Company recently formalized strategic product relationships with third party vendors who will blend their financial and customer information/order entry applications with PASSPORT. As a result, the Company has halted the development of the General Ledger, Asset Management and Financial Planning applications. A portion of the R&D expenditures allocated to the financial application project will be realigned to (i) the software integration development necessary to provide seamless integration with our strategic partners' offerings and (ii) sales and marketing efforts.

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

Sales and Marketing. Sales and marketing expenses increased 66% to $2.4 million in the quarter ended September 30, 1996 from $1.4 million in 1995. In the first nine months of 1996, sales and marketing expenses increased by 57% to $6.3 million from $4.0 million in 1995. As a percent of total revenue, sales and marketing expenses increased to 11.8% in the quarter ended September 30, 1996 from 10.6% in 1995 and to 11.5% in the nine months ended September 30, 1996 from 10.4% in 1995. The growth in sales and marketing expenses is primarily due to:
(i) the addition of personnel,  (ii) expansion into new  international  sectors,
(iii) changes in the mix of the revenue base on which commission expense is generated and (iv) additional costs related to the annual International PASSPORT Users Group conference. The Company believes that sales and marketing expenses as a percentage of total revenues may increase as it (i) expands its presence in the marketplace, (ii) initiates operations in additional international markets,
(iii) develops new and existing  marketing and product  strategic  alliances and
(iv) increases focus on specific markets, such as Transmission and Distribution.

General and Administrative. General and administrative expenses increased 77% to $2.0 million in the quarter ended September 30, 1996 from $1.1 million in 1995. In the first nine months of 1996, general and administrative expenses increased by 85% to $5.7 million from $3.1 million in 1995. As a percent of total revenue, general and administrative expenses were 9.9% and 8.4% for the quarters ended September 30, 1996 and 1995, respectively. For the first nine months of 1996 and 1995, the general and administrative expenses as a percent of total revenue was 10.4% and 7.9%, respectively. The growth in general and administrative expenses is primarily a result of: (i) incremental expenditures related to being a public company and (ii) an expansion in staffing to support the Company's growth.

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

Net Income (Loss). The net loss for the nine months ended September 30, 1996 was the result of the $6.7 million cumulative deferred income tax liability charge upon elimination of the S Corporation status. The net loss for the three and nine months ended September 30, 1995 was the result of a $18.9 million nonrecurring compensation charge representing the value of unexercised non-qualified stock options upon elimination of a contingency feature.

Pro Forma Net Income. For purposes of presenting comparative earnings and calculating earnings per share data, pro forma net income for the nine months ended September 30, 1996 reflects the elimination of the $6.7 million nonrecurring cumulative deferred income tax charge upon converting from an S Corporation to a C Corporation. Pro forma net income in 1995 reflects provisions for taxes assuming the Company was taxed as a C Corporation. Furthermore, pro forma net income data in 1995 includes a $1 million nonrecurring compensation charge representing the fair value of the options granted in 1995 and excludes a $18.9 million nonrecurring compensation charge representing the value of unexercised non-qualified stock options upon elimination of a contingency feature.

Liquidity and Capital Resources

The Company had total assets of $66.9 million and $31.1 million at September 30, 1996 and December 31, 1995, respectively. Historically, the Company has financed its operations primarily through cash provided by operations, borrowings under its line of credit and, to lesser extent, through borrowings from its Chief Executive Officer and principal shareholder. In March 1996, the Company received $33.9 million, representing the proceeds (net of underwriting commissions and offering costs) from an initial public offering of 2,500,000 shares of its Common Stock. These proceeds were used to purchase marketable securities (comprised of municipal and U.S. government obligations) and certain cash equivalent instruments.

As of September 30, 1996, the Company's principal sources of liquidity consisted of approximately $2.2 million in cash and cash equivalents and $29.7 million in marketable securities. In addition, the Company has an unsecured revolving bank line of credit agreement which permits borrowings, including stand-by letters of credit, of up to $15 million. The facility expires in May 1997, however, the Company believes it will be able to renew this agreement or replace it on terms acceptable to the Company. No borrowings were outstanding under this line at September 30, 1996.

In the nine months ended September 30, 1996, cash, cash equivalents and marketable securities increased substantially as a result of cash generated from operations ($9.3 million) and cash proceeds from the issuance of shares through an initial public offering and employee stock purchase and option programs ($34.6 million). The principal uses of operating cash were the purchase of property and equipment and the repayment of the line of credit. The reduction in the line of credit was fully funded by operations. The Company utilized approximately $4.8 million of initial public offering proceeds to pay for offering costs and estimated income taxes. Cash paid for income taxes for the nine months ended September 30, 1996 and 1995 was $5.4 million and $215,000, respectively.

Cash requirements are expected to continue to increase in order to fund: (i) personnel and salary costs, (ii) investment in additional technical equipment, and (iii) working capital requirements. The Company presently anticipates additional capital expenditures for the remainder of 1996 of approximately $1.0 million. The Company's principal commitments at September 30, 1996, consisted of obligations under operating leases for facilities and computer equipment.

The Company believes that its existing cash and marketable securities, together with anticipated cash flow from operations and available bank borrowings, will be sufficient to meet its cash requirements during the next 12 months. The foregoing statement regarding the Company's expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results or presently unexpected usage's of cash, such as acquisitions.

PART II: OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

              There are no pending legal proceedings to which the Company is a party or of which any of its property is subject.


ITEM 2.       CHANGES IN SECURITIES

              None.


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.


ITEM 5.       OTHER INFORMATION

              In September 1996 Mr. Frank Siskowski was hired as Senior Vice President of Finance and Chief Financial Officer. In August 1996 Mr. Charles Rosselle resigned as Senior Vice President and Vice President of Operations.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits.

              10.01  Fourth   Amendment  to  Commercial   Loan  Agreement  dated
                     September 6, 1996 with Sumitomo Bank of California.
              10.02  Amendments to The Indus Group, Inc. 1992 Stock Option Plan.
              11.01  Statement of Computation of Pro Forma Net Income Per Share.
              27.01  Financial Data Schedule.


              (b) Reports on Forms 8-K.

              No reports on Form 8-K were filed during the Quarter covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                 THE INDUS GROUP, INC.
                                     (Registrant)





Date:  November 13, 1996
                                  /s/ Robert W. Felton
                                  ----------------------------------------
                                  Robert W. Felton
                                  President and Chief Executive Officer





Date:  November 13, 1996
                                  /s/ Frank W. Siskowski
                                  ----------------------------------------
                                  Frank W. Siskowski
                                  Senior Vice President of Finance and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


                                                                    Sequentially
                                                                      Numbered
Exhibit             Description                                         Page
-------             -----------                                         ----

10.01     Fourth  Amendment to Commercial Loan Agreement dated
          September 6, 1996 with Sumitomo Bank of California.
10.02     Amendments to The Indus Group, Inc. 1992 Stock Option Plan.
11.01     Statement of Computation of Pro Forma Net Income Per Share.
27.01     Financial Data Schedule.