Form 10-K
period 1996-12-31
INDUS GROUP INC
filed 1997-03-26
CIK 1005127

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    Form 10-K
(Mark One)
( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
                   For the fiscal year ended December 31, 1996
or
(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                         Commission File Number: 0-27806

                                ----------------

                              THE INDUS GROUP, INC.
          (Exact name of Registrant issuer as specified in its charter)

               California                                        94-3108025
      (State or other jurisdiction                            (I.R.S. Employer
    of incorporation or organization)                        Identification No.)

60 Spear Street, San Francisco, California                         94105
 (Address of principal executive offices)                        (Zip code)

                                 (415) 904-5000
              (Registrant's telephone number, including area code)

                                ----------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      None
          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                                (Title of Class)

                                ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 11, 1997 as reported on the Nasdaq National Market, was approximately $18.75. Shares of Common Stock held be each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's common stock, $.001 par value was 18,645,401 at March 11, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1996 are incorporated by reference into Parts II and IV. Portions of the Proxy Statement for Registrant's 1996 Annual Meeting of Shareholders to be held May 6, 1997 are incorporated by reference in Part III.

================================================================================

TABLE OF CONTENTS


Part I

Item    1.    Description of Business......................................... 3
Item    2.    Description of Property.........................................15
Item    3.    Legal Proceedings...............................................16
Item    4.    Submission of Matters to a Vote of Security Holders.............16


Part II

Item    5.    Market for Registrant's Common Equity and Related
              Stockholder Matters.............................................16
Item    6.    Selected Financial Data........................................ 17
Item    7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operation........................................18
Item    8.    Financial Statements and Supplementary Data.....................18
Item    9.    Changes in and Disagreements with Accounting and
              Financial Disclosure............................................18


Part III

Item   10.    Directors and Executive Officers of the Registrant..............19
Item   11.    Executive Compensation..........................................19
Item   12.    Security Ownership of Certain Beneficial Owners and Management..19
Item   13.    Certain Relationships and Related Transactions..................19


Part IV

Item   14.    Exhibits, Financial Statement Schedule, and Reports
              on Form 8-K.....................................................19
              Signatures......................................................22

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS


General

The Indus Group develops, markets, implements and supports client/server enterprise management software solutions for process industries worldwide. The Company's PASSPORT Software Solutions consist of 17 business applications in such functional areas as Work Management Systems, Materials & Procurement Systems, Safety & Compliance Systems. PASSPORT Software Solutions are designed to interoperate, through the Company's PassBook integration products, with popular third-party applications that provide basic business functions such as corporate finance, payroll, human resources and customer integration. The Company has entered into strategic relationships with Oracle Corp., PeopleSoft, Inc. and SPL WorldGroup B.V. (the "Alliance Partners"), through which it has developed or is developing PassBook integration products to provide interoperability with Oracle's corporate financial applications, PeopleSoft's corporate financial, payroll and human resources applications and SPL WorldGroup's customer information applications. The Company and its Alliance Partners seek to provide complete enterprise-wide solutions that enable the Company's customers to improve operating efficiencies, reduce costs and comply with governmental regulation. The Company focuses primarily on the process industry, including electric utility, petrochemical, chemical refining, steel and forest products companies. The Company's PASSPORT applications are based on an open, client/server architecture featuring a layered software design that enables customers to use various operating systems, operate on multiple hardware platforms and interoperate with many third-party software applications and legacy systems. The Company's proprietary ABACUS software tools and implementation methodology facilitate rapid and effective deployment and utilization of its PASSPORT applications. The Company markets and sells its products and services primarily through a direct sales force in the United States and directly and indirectly in other parts of the world.

Products and Services

The Company's PASSPORT Software Solutions, ABACUS tools and implementation methodology and PASSPORT Workbenches operate as a flexible, fully integrated enterprise management software solution. PASSPORT Software Solutions consist of 17 business applications grouped into three functional areas. ABACUS tools and implementation methodology allow for rapid implementation and configuration of PASSPORT Software Solutions. PASSPORT Workbenches are a set of software tools which support application development, data migration and installation support used by the Company and its customers to develop, install and configure PASSPORT Software Solutions. The Company's PassBook integration products are intended to enable PASSPORT Software Solutions to interoperate with corporate financial, payroll, human resources and customer information applications systems available from its Alliance Partners.

PASSPORT Software Solutions

PASSPORT Software Solutions are offered in three functional areas: Work Management Systems, Materials & Procurement Systems, and Safety & Compliance Systems. The Company has designed its PASSPORT applications to provide interoperability with basic business function applications developed by its Alliance Partners. Although most customers license multiple applications in two or more functional areas, the Company believes that the majority of its license revenues has been derived from licenses of Work Management Systems applications. Each PASSPORT application can operate on a stand-alone basis or interoperate with other PASSPORT applications or with many third-party software applications and legacy systems. PASSPORT applications incorporate adaptable workflow methods that enable end-users to easily tailor workflow to correspond to their business practices.

The license fees for PASSPORT applications vary depending on either the number of users or facilities and the number and type of applications licensed. Typical enterprise license fees have generally ranged from approximately $1 million to approximately $5 million. Licenses generally have a perpetual term.

Software maintenance and support for the first year of the customer contract are included in the license fee. Thereafter, maintenance and support services are subject to an initial two-year term followed by separate renewable one-year contracts. Software updates are included in the maintenance fee.

The Company's PASSPORT applications consist of Work Management Systems, Materials & Procurement Systems and Safety & Compliance Systems. Work Management Systems communicate discrete work task requirements and priorities to all affected departments and disciplines in the enterprise, actively informing individuals of work progress and cost and schedule impacts of unforeseen daily events. These applications allow managers to modify strategic management objectives and adjust priorities, work plans, schedules and associated documentation. Materials & Procurement Systems improve overall plant performance by streamlining the procurement cycle and enhancing the enterprise's ability to respond efficiently to planned supply-cycle replenishment and react quickly to unplanned demand for spare parts, materials and contract services. Safety & Compliance Systems interoperate with other systems to improve regulatory compliance and reporting in order to reduce safety and environmental violations and minimize inspections and audit interruptions by local, state and federal regulatory agencies.

The complementary Alliance Partner Systems available via PassBook Integration Products include Corporate Financial Systems and Customer Information Systems. Corporate Financial Systems are on-line, activity-based decision support tools designed to keep managers and plant personnel throughout the enterprise aware of costs controlled by other PASSPORT applications and legacy systems so that informed decisions may be made to improve financial results. Customer Information Systems are on-line applications designed to provide energy delivery companies with a link between their customers, associated revenue cycle requirements and in-field work and materials management functions controlled within PASSPORT applications.

The Company's PASSPORT applications are based on an open, client/server architecture featuring a layered software design that enables customers to use various operating systems, operate on multiple hardware platforms and interoperate with many third-party software applications and legacy systems. This capability permits customers to integrate their existing computing resources with a wide variety of emerging technologies. The portability and scalability of the Company's PASSPORT Software Solutions allows users to extend their systems to accommodate facility expansion or acquisitions. The Company's PORTAL/95 client workstation software provides a Windows95 "look and feel" to its PASSPORT applications.

The Company's layered software architecture features an adapter code layer that isolates PASSPORT applications from the systems environment, including hardware, operating systems, databases, networks and user interfaces. This adapter code layer permits a single repository of application code to operate across all supported platforms in their native runtime environments and allows PASSPORT applications to be implemented on multiple platforms with no significant loss of efficiency. Only the adapter code layer, and not the application code, need be reconfigured to enable PASSPORT applications to operate on additional platforms. This layered architecture allows customers to protect their large investments in information systems while positioning them to adapt to emerging operating system, server and database management system technologies. The architecture supports seamless integration of alliance partner programs via the PassBook series of interfaces which allows PASSPORT controlled information to interoperate with these select third party programs.

PASSPORT applications operate on UNIX servers provided by Hewlett-Packard Company, Digital Equipment Corporation and IBM utilizing the Oracle RDBMS. PASSPORT applications also operate on IBM mainframe or plug compatible hardware used in conjunction with the IBM/DB2 RDBMS. The server offering supporting the Company's products is being expanded to include NT Servers which will be made commercially available in the third quarter of 1997. The Company believes that PASSPORT applications offer the only enterprise client/server business solutions currently available that are portable among these UNIX/Oracle and IBM/DB2 platforms. PASSPORT applications provide direct access to electronic mail systems and, via object linking and embedding (OLE 2.0), to desktop word processing and spreadsheet programs such as those included in the Microsoft Office application suite. PASSPORT applications may be image-enabled by the Company's VIEWPORT image processing software, allowing users to view associated source documents and other digitized media upon demand.

ABACUS Tools, Implementation Methodology and Related Services

The Company's PASSPORT Software Solutions are implemented through the Company's proprietary ABACUS tools and implementation methodology. ABACUS consists of software-driven analytical tools, implementation plans and educational tools that encapsulate the Company's extensive experience in implementing enterprise management software solutions. ABACUS provides a step-by-step implementation life cycle framework for all installation, integration, education and business review activities. In addition, ABACUS enhances the ongoing effectiveness of the Company's PASSPORT Software Solutions and assists customers in improving their business processes.

ABACUS software tools use a time-sensitive and track-oriented approach to help customers and the Company's business experts, technical specialists and training professionals implement PASSPORT applications. In addition to interactively identifying implementation procedures, ABACUS contains over 400 "best practice" examples of how such procedures were performed by other process industry companies, drawn from the Company's extensive experience in implementing enterprise management software solutions. The Company currently licenses ABACUS software tools in conjunction with PASSPORT Software Solutions which includes the use of the ABACUS Workbench, a version of the ABACUS software that allows customers to tailor their internal project goals and objectives with other corporate initiatives, modify implementation plans and associated deliverables, supporting specific project/progress reporting, etc.

The Company offers standardized service packages that correspond to "tracks" in the ABACUS implementation software. The Management Track defines the scope of the solution, helps ensure that strategic goals are addressed, communicates executive sponsorship of PASSPORT applications to the organization and provides for budgeting and progress reporting. The Technical Track validates the overall information strategy, defines the technology upgrade path utilizing PASSPORT and provides for operational support. The Business Process Improvement Track engages change management techniques to reengineer processes to embody PASSPORT best practices in a cost-effective manner to improve overall company efficiency. The Integration Track incorporates software tools to rapidly establish the enterprise-wide information resource which provides interoperability between PASSPORT and other systems. The Education Track helps ensure user acceptance of both PASSPORT and new procedures utilizing a comprehensive education program, computer-based training tools and courseware tailored to the organization's training environment and specific operational needs.

PASSPORT Workbenches

PASSPORT applications are developed using PASSPORT Workbenches, a set of integrated application development and support tools designed to make analytical, programming, documentation, quality assurance and data loading, migration and archiving tasks more efficient. PASSPORT Workbenches include the following: the Analyst Workbench, which allows the developer to translate business requirements into electronic design specifications; the Programmer Workbench, which generates application code and guides the developer through the calculations needed to meet the requirements of the application and the target platform; and the Documentation Workbench, which translates the specifications into documentation including on-line tutorials, hard copy user guides, reference and training materials, test scripts and systems administration guides. A fourth post-development tool, the Data Services Workbench, helps perform data load and system interface exercises, facilitates data migration (from release to release) and supports archiving and data warehousing facilities. PASSPORT Workbenches are centered around a shared repository of design information known as the PASSPORT Data Dictionary. The accumulated knowledge base stored in the Data Dictionary promotes a high degree of design consistency, integrity and quality across the PASSPORT product line. By using PASSPORT Workbenches to design, prototype, build, document and maintain its application products, the Company believes it has demonstrated that it can rapidly develop high quality, highly functional applications on predictable schedules and within established budgets.

The Company licenses PASSPORT Workbenches to customers desiring the ability to modify PASSPORT applications to suit internal needs and to perform system administration and maintenance over the application life cycle.

The statements made herein regarding scheduled release dates for the Company's products under development and proposed enhancements are forward-looking statements, and the actual release dates for such products or enhancements could differ materially from those projected as a result of a variety of factors, including the ability of the Company's engineers to solve technical problems and test products, Company priorities and the availability of development and other resources, and other factors, including factors outside the control of the Company. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products, or that new products and product enhancements will meet the requirements of the marketplace or achieve market acceptance.

Customer Support, Software Maintenance and Training

In addition to the standardized services offered through ABACUS, the Company offers systems integration, customer support, software maintenance and training. The Company provides systems integration and customer support on a time and materials basis. The Company provides software maintenance for a fixed fee based on the number and types of applications licensed.

The customer support team provides a help desk, warranty support and post-implementation services which are widely used by its customers. The help desk is staffed by experienced product specialists who have direct access to product development teams and technology specialists. A computerized system is used to log, track, close and analyze all customer calls.

The Indus Institute, the Company's training division, designs, manages, and implements comprehensive education and training solutions for the PASSPORT user community. The Institute's team of training and technical professionals provides instructional design and courseware development services, training coordination support, train-the-trainer and end-user programs, as well as technical training for customer installations worldwide. In addition, the Company has developed a comprehensive set of training courseware which it uses to educate and train customers and internal staff. Subjects covered by the courseware range from application product basics to conducting business process reviews. Open enrollment training courses are provided at the Company's training centers in San Francisco, Dallas, Pittsburgh, and internationally in London. In addition, training is also provided at customer sites at the customer's option.

Customers

The Company provides enterprise management software solutions to large process industry customers primarily in the electric utility, petrochemical, chemical refining, steel and forest products industries. As of December 31, 1996, the Company had more than 2,000 site implementations at more than 60 companies.

Revenues from Ontario Hydro-Nuclear and PECO Energy accounted for 11% and 10%, respectively, of the Company's total revenues in 1996. Revenues from Duke Power, and Occidental Chemical Corporation accounted for 12% and 11% respectively, of total revenues in 1995. No customer accounted for more than 10% of total revenue in 1994.

Sales and Marketing

The corporate marketing function is organized into vertical business areas which comprise the process industries targeted by the Company. By segmenting the market into six vertical business areas, the Company can package and deliver its products effectively to the industries it serves. The vertical business segments comprising the market include:

Power Generation                  Addresses  electric  utilities with generating
                                  capacity comprised of fossil, hydro, wind, solar or geothermal power generation. Power
                                  Generation addresses a trend in the industry where disparate generation groups are being aggregated into a single business unit within the utility structure.

Nuclear Power Generation          Recognizes the unique  requirements of nuclear
                                  generating stations in the areas of special materials, heath physics, safety and nuclear regulatory reporting and compliance issues.

Energy Delivery                   Includes  the   Transmission   &  Distribution
                                  business units of utilities,  coupled with the
                                  revenue   cycle   components   from   Customer
                                  Information Systems for electric, gas, water utilities.

Oil, Gas, & Chemical Refining     Comprised of the 'upstream'  companies charged
                                  with  prospecting and developing new oil & gas
                                  sources  (both  on and  offshore),  as well as
                                  'downstream'  operating companies charged with
                                  refining,     packaging    and    distribution
                                  processing.

Integrated-Process Industries     Represents  steel  making,  pulp and paper and
                                  others  whose  process  involves  moving  from
                                  crude   raw   materials    through   secondary
                                  operations to finished  goods.

DOE/Facilities                    Management Focuses on facilities maintained by
                                  the   Department   of  Energy  and  others  in
                                  facilities   management   that   serve   large
                                  facility   complexes,   maintain   high   rise
                                  facilities and the distributed needs of large consumer retailers, insurance companies and other facility-intense organizations.

The Company markets and sells its products and services primarily through a direct sales force in the United States and directly and indirectly in other parts of the world. As of December 31, 1996, the Company's sales and marketing organization consisted of 39 employees. The marketing staff is based at the Company's corporate headquarters in San Francisco, while the sales organization is decentralized and positioned in North America in seven regions: Northeast, North Central, Pacific Northwest, Southwest, South Central, Southeast and Canada. Internationally the regional model will be extended during 1997 to recognize the special marketing needs of Europe and South America, the Middle East and Africa, and Pacific Rim countries.

The direct sales cycle begins with the generation of a sales lead, or the receipt of a request for proposal from a prospect, which is followed by qualification of the lead, an analysis of the customer's needs, response to a request for proposal, one or more presentations to the customer utilizing the special knowledge of the industry vertical pre-sales staff, customer internal sign-off activities and contract negotiation and finalization. While the sales cycle from customer to customer varies substantially, the sales cycle generally requires three to nine months.

In support of its sales force, the Company conducts comprehensive industry-specific vertical marketing programs which include public relations, trade advertising, industry seminars, trade shows and on-going customer communication programs through the International Passport User Group. In addition, the Company's Account Executive Program provides regional support and specialized attention for each of its customers. Account Executives assist in implementing licensed applications over multi-year engagements, promote licensing of additional applications and encourage existing customers to identify and help fund new applications.

Strategic Relationships

Through its PASSPORT Alliance and PASSPORT Partner programs, the Company intends to continue to develop new products, to keep pace with the latest technological developments, and to extend its marketing, sales and support efforts by building synergy between the Company's products and services and those available from complementary third party providers. The Company has entered into strategic alliances and other formal and informal relationships with major software and hardware vendors and with consulting firms, service providers and systems integrators. Members of the Company's Alliance and Partner programs assist the Company with sales and support activities and with product localization in foreign countries.

PASSPORT Alliance Program

The PASSPORT Alliance Program is comprised of third party providers of complementary software products which interoperate with PASSPORT Software Solutions through PassBook integrater products to provide additional license revenues and services to the Company while delivering a broad suite of enterprise-wide software capabilities. Membership in this program includes Oracle Corporation for corporate financial systems, PeopleSoft, Inc. for corporate financial, human resources and payroll systems, SPL WorldGroup for customer information systems and Nuclear Fuels Services/Radiation Protection Systems for jointly developed Nuclear Health Physics Systems marketed as Total Exposure. Other third party integration alliance partners are currently under consideration by the Company.

PASSPORT Partner Program

The PASSPORT  Partner  Program  consists of three classes of members  including:
PASSPORT Associates (foreign and domestic), PASSPORT Platform Partners, and partners in the PASSPORT Extension Program.

PASSPORT Associates are third party consultants and system integration firms which help deliver the services required to implement PASSPORT Software Solutions. These recognized firms add specialty knowledge to assist in training and reengineering services, help provide staffing levelization and supply peak load project resources to the regional operators. These resources assist in the delivery of ABACUS services and those performed by the Indus Institute on an as-needed basis. Domestically, firms providing such services for the Company include: Duke Engineering Services, Inc., PCS, Software Consulting Group, PRC Engineering Services, Transcend Data Systems, Dublin Group, and General Physics. Internationally, the partners provides national language support and an ability to deliver regional customer service to international customers without the need for complete facility and infrastructure costs associated with local offices. International implementation partners include: Euriware Reseau Eurisys, supporting France and French speaking regions; EniData supporting Italy and providing additional worldwide support for projects within the ENI Group of Companies and their subsidiaries; Gulf Data International, providing Arabic language support and services in the United Arab Emirates for customers in Abu Dhabi; ISSC/Australia and Westinghouse Corporation with emphasis in Eastern Europe and the Spanish nuclear market.

PASSPORT Platform Partners are computer hardware providers and operating system software providers that help the Company remain technologically current and in step with evolving releases of software and hardware upgrades. Cooperative marketing, joint trade show participation, vendor fair participation at the Annual Conference of the International Passport User Group are extended to this cooperative group of vendors. The Company participates in the Hewlett-Packard Channel Program, Digital Equipment's Business Partner Program, the IBM Business Partner Program as well as the Microsoft's Solution Provider Program and Oracle's Cooperative Applications Initiative.

The PASSPORT Extension Program is comprised of third party vendors with products which provide value-added product extensions or specialty services, taking PASSPORT data beyond the specified scope of the Company's application systems. Both specialty hardware and specialty point solution software vendors are recognized in this program which include offerings from: Meridium Corporation, Dolphin Software, Telxon, Zebra Printers, Intermat, MAC, GDS, MapFrame, Trimco and InterGraph.

Research and Development

The  Company  has  a  dedicated   research  and   development   and  engineering
organization and has regularly released new products and enhancements to existing products. Research and development efforts are directed at increasing product functionality, improving product performance and expanding the capabilities of the products to interoperate with selected third-party software products available from its alliance partners such as Oracle, PeopleSoft and SPL WorldGroup. In particular, the Company is devoting substantial development resources in its next Release 6.0 scheduled for the third quarter of 1997. These efforts include developing new PASSPORT applications that address energy delivery, a new targeted vertical market, and enhancing to the Company's nuclear offerings. To assist international customers, all application products are incurring significant changes to support national language support. The Company expects that Release 6.0 will also include support for new Windows NT servers to create pre-packaged "turn-key" product offerings, and enhanced electronic commerce features via Internet integration.

The Company believes that research and development is most effectively accomplished if customers are involved in the process. Though direct customer involvement and consensus input from its International Passport User Group, product content is improved and the customer acceptance threshold usually associated with new software deployment significantly lowered. In addition, the interactive development process promotes increased customer awareness of the technological features of the product and fosters greater product loyalty.

There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, changes in customer requirements, or emerging industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of such products and enhancements, or that any new products or enhancement that it may introduce will achieve market acceptance. The inability of the Company, for technological or other reasons, to develop and introduce new products or enhancements in a timely manner in response to changing customer requirements, technological change or emerging industry standards, would have a material adverse effect on the Company's business or results of operations.

As of December 31, 1996, the Company had 103 employees engaged in research and development. The Company's research and development expenses were approximately $7.1 million, and $8.3 million and $12.5 million in 1994, 1995 and 1996 respectively. Development costs funded by customers as part of license and service contracts is included as part of cost of revenues.

Competition

The enterprise management software solutions market is highly competitive, rapidly changing and significantly affected by new product introductions and other market activities of industry participants. The Company's primary competition stems from companies offering enterprise software solutions, vendors offering partial solutions and suppliers of departmental systems (primarily LAN-based). The Company's competitors include SAP, the Company's principal competitor, and other software vendors such as TSW International, Marcam Corp., and Project Software & Development, Inc. In the future, the Company may face competition from its Alliance Partners. In the electric utility market, the Company faces competition from suppliers of energy delivery applications, including Severn Trent Systems and Synercom.

In addition, the Company faces indirect competition from suppliers of custom-developed business applications software that have focused largely on proprietary mainframe- and minicomputer-based systems with highly customized software, such as the systems consulting groups of major accounting firms and systems integrators. The Company also faces indirect competition from systems developed by the internal MIS departments of large organizations.

Many of the Company's competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, and a larger installed base of customers than the Company. In addition, certain competitors, including SAP, have well-established relationships with customers of the Company and with accounting and consulting firms that may have an incentive to recommend such competitors over the Company. Furthermore, as the enterprise management software solutions market for process industries expands, companies with significantly greater resources than the Company could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors of the Company.

The principal competitive factors affecting the market for the Company's software products are responsiveness to process industry needs, product functionality and ease of use, speed of implementation, product architecture, quality and reliability, vendor and product reputation, quality of customer support and price. Based on these factors, the Company believes that it has competed effectively to date. In order to be successful in the future, the Company must continue to respond promptly and effectively to the challenges of technological change and its competitors' innovations by continually enhancing its own product offerings. There can be no assurance, however, that the Company's products will continue to compete favorably or that the Company will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market.

Proprietary Rights and Licensing

The Company relies on a combination of the protections provided under applicable copyright, trademark and trade secret laws, as well as on confidentiality procedures and licensing arrangement to establish and protect its rights in its software. Despite the Company's efforts, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary. In addition, the laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Furthermore, the Company has no patents, and existing copyright laws afford only limited protection. Accordingly, there can be no assurance that the Company will be able to protect its proprietary software against unauthorized third party copying or use, which could adversely affect the Company's competitive position.

The Company licenses its PASSPORT applications to customers under license agreements which are generally in standard form, although each license is individually negotiated and may contain variations. The standard form agreement allows the customer to use the Company's products solely on the customer's computer equipment for the customer's internal purposes, and the customer is generally prohibited from sub-licensing or transferring the PASSPORT applications. The agreements generally provide that the Company's warranty for its products is limited to correction or replacement of the affected product, and in most cases the Company's warranty liability may not exceed the licensing fees from the customer. The Company's form agreement also includes a confidentiality clause protecting proprietary information relating to the PASSPORT applications.

The Company's products are generally provided to customers in object code (machine-readable) format only. From time to time, in limited circumstances, the Company has licensed source code (human-readable form) subject to customary protections such as use restrictions and confidentiality agreements. In addition, customers can be beneficiaries of a master source code escrow for the PASSPORT applications, pursuant to which the source code will be released to end users upon the occurrence of certain events, such as the commencement of bankruptcy or insolvency proceedings by or against the Company, or certain material breaches of the agreement. The Company has the right to object to the release of the source code in such circumstances, and to submit the matter to dispute resolution procedures. In the event of any release of the source code from escrow, the customer's license is limited to use of the source code to maintain, support and configure PASSPORT applications.

The Company may from time to time receive notices from third parties claiming infringement by the Company's products of proprietary rights of others. As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend or could require the Company to enter into royalty and licensing agreements. Such agreements, if required, may not be available on terms acceptable to the Company, or at all.

Employees

As of December 31, 1996, the Company employed 463 people, of which 103 were primarily engaged in research and development activities, 254 in post-sale support and customer project operations, 39 in sales and marketing, 14 in management and 53 in administration and finance. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its relationship with its employees is excellent.

Executive Officers

The executive officers of the Company as of December 31, 1996 are as follows:

Name of Officer                 Age  Principal Occupation

Robert W. Felton                58   President, Chief Executive Officer and
                                     Chairman of the Board of Directors

Richard W. Mac Almon            47   Senior Vice President, Vice President of
                                     Marketing and Director

Michael E. Percy                50   Senior Vice President, Vice President of
                                     Education and Methodologies and Director

Douglas R. Piper                44   Senior Vice President and Vice President
                                     of Information Technologies

Frank M. Siskowski              49   Senior Vice President and Chief Financial
                                     Officer


         Except as set forth below, each of the officers has been engaged in his principal occupation described above during the past five years. There is no family relationship between any executive officer of the Company.

         Robert W. Felton was a founder of the Company and has been the Chairman, President and Chief Executive Officer of the Company since its inception in 1988.

         Richard W. Mac Almon was a founder of the Company and has been the Vice President of Marketing and a director of the Company since January 1990 and a Senior Vice President of the Company since June 1995. From January 1988 to December 1989, Mr.
Mac Almon served as a Product Developer for the Company.

         Michael E. Percy has served as Vice President of Education and Methodologies of the Company since January 1995 and was Vice President of Operations from January 1990 to December 1994. Mr. Percy has been a director of the Company since January 1990 and a Senior Vice President since June 1995. From July 1989 to June 1992, Mr. Percy served as a Project Manager for the Company.

         Douglas R. Piper has served as Vice President of Information Technologies of the Company since April 1991 and as Senior Vice President since June 1995. From February 1988 to April 1991, Mr. Piper served as Chief Technologist for the Company.

         Frank M. Siskowski has served as Senior Vice President and Chief Financial Officer of the Company since September 1996. From July 1991 to September 1996, Mr. Siskowski served as Senior Vice President and Controller of VISA International. From January 1983 to July 1991, he served as Vice President and Controller of MCI Telecommunications and Chief Financial and Administrative Officer of the Pacific Division of MCI Communications Corporation.

Risk Factors

     This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions, plans or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this report.

Variability of Quarterly Operating Results; Lengthy Sales Cycle

     The Company has experienced, and may in the future experience, significant fluctuations in quarterly revenues and operating results. The Company's revenues and operating results in general, and in particular its revenues from new licenses, are relatively difficult to forecast for a number of reasons, including (i) the relatively long sales cycles for the Company's products, (ii) the variable size and timing of individual license transactions, (iii) changes in demand for the Company's products and services, (iv) competitive conditions in the industry, (v) changes in customer budgets, (vi) the timing of the introduction of new products or product enhancements by the Company or its competitors, (vii) the Company's success in and costs associated with developing and introducing new products, (viii) product life cycles, (ix) the timing of revenue recognition under the percentage-of-completion method, (x) changes in the proportion of revenues attributable to license fees versus services, (xi) changes in the level of operating expenses, (xii) delay or deferral of customer implementations of the Company's software, (xiii) software defects and other product quality problems, and (xiv) other economic conditions generally or in specific process industry segments. Further, the purchase of the Company's products generally involves a significant commitment of capital, with the attendant delays frequently associated with large capital expenditures and authorization procedures within large organizations. For these and other reasons, the sales cycles for the Company's products are typically lengthy and subject to a number of significant risks over which the Company has little or no control, including customers' budget constraints and internal authorization reviews. In addition, delays in the completion of a product implementation may require that the revenues associated with such implementation be recognized over a longer period than originally anticipated. Such delays in the implementation or execution of orders has caused, and may in the future cause, material fluctuations in the Company's operating results. Similarly, customers may cancel implementation projects at any time without penalty, and such cancellations could have a material adverse effect on the Company's business or results of operations. Because the Company's expenses are relatively fixed, a small variation in the timing of recognition of specific revenues can cause significant variations in operating results from quarter to quarter and may in some future quarter result in losses or have a material adverse effect on the Company's business or results of operations.

     As a result, it is possible that in some future quarter the Company's results of operations could fail to meet the expectations of public market analysts or investors. In such event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Company's Common Stock would likely be materially adversely affected.

Lack of Firm Orders

     The majority of the Company's revenues are earned from services rendered on a time- and materials-basis under its customer contracts. Such contracts do not obligate customers to purchase any minimum amount of services from the Company. Customers typically engage the Company to provide services on a project-by-project basis and such engagements are cancelable at any time without penalty. In order to provide services to a particular customer, the Company must have available an adequate number of trained qualified personnel. Though the Company assists customers in creating implementation schedules and attempts to anticipate their needs, there can be no assurance that the Company will be able to forecast accurately customers' demand for its services. A failure by the Company to forecast demand for its services accurately could result in either its being unable to provide adequate service to all customers who desire service or its having an excessive number of personnel on its payroll. The former case could result in customer dissatisfaction and a loss of potential business. The latter case could result in disproportionately high personnel expenses and a related adverse effect on the Company's results of operations.


Rapid Technological Change; Need to Develop New Products

     The market for the Company's software products is characterized by rapid technological change, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend in part upon its ability to continue to enhance and expand its PassPort applications, to continue to provide enterprise solutions and to develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. In particular, the Company must continue to anticipate and respond adequately to advances in relational database management systems ("RDBMS") software and desktop computer operating systems such as Microsoft Windows, Windows NT and Windows95. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new products, or that new products and product enhancements will achieve market acceptance. If the Company is unable to enhance existing products or develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, the Company's business or results of operations could be materially adversely affected.

     Historically, the Company has issued new releases of its software products approximately annually, although it has on occasion experienced delays in the scheduled introduction of new and enhanced products. The Company currently plans to begin shipping Release 6.0 of its PassPort applications in the third quarter of 1997. There can be no assurance that Release 6.0, will be developed or become commercially available on a timely basis or that any such products will achieve market acceptance. After Release 6.0, the Company intends to increase the speed of its development cycle to allow issuances of new releases approximately every six months in order to meet the increasing demands of its customers for enhanced features and performance. There can be no assurance that the Company will be able to increase the speed of the development cycle, and failure to do so could adversely affect the ability of the Company to satisfy its current and potential customers, which could have a material adverse effect on the Company's business results of operations. In addition, the Company's PassPort applications currently operate only on the Oracle and IBM/DB2 RDBMS platforms. There can be no assurance that the Company's current and prospective customers will not utilize other RDBMS platforms and, if so, that the Company will be able to successfully migrate its products to such platforms. The occurrence of any of these problems could have a material adverse effect on the Company's business or results of operations.

The Company uses PassPort Workbenches, a set of proprietary application development and support tools, to develop its PassPort applications and markets these tools to certain customers for use in implementing its PassPort applications. In the event that PassPort Workbenches do not keep pace with the technological changes required by its customers, the Company could be forced to modify or abandon PassPort Workbenches in favor of third-party products, and the Company's license revenues from PassPort Workbenches could be materially adversely affected.

Dependence on Electric Utility Industry

     The Company currently derives nearly all of its revenues from sales to customers in process industries, and has historically derived a significant majority of its revenues from customers in the electric utility industry. The Company's dependence on the electric utility industry raises certain significant risks with respect to the future success of the Company's PassPort applications. The electric utility industry is generally characterized by long purchasing cycles. The decision by an electric utility to deploy the Company's products involves a significant organizational commitment by the utility. Such decisions may be influenced by utilities' perceptions of the prevailing trends in the industry with respect to information technology deployment. As a result, the decision by a small number of utilities to defer or delay implementation of enterprise software solutions may negatively affect purchasing decisions throughout the industry, thereby reducing demand for the Company's products. Accordingly, there can be no assurance that the Company will continue to be successful in marketing its products to electric utilities. Because increased penetration of the electric utility market is important to the Company's future success, the failure of the Company to achieve such market penetration due to these and other factors could have a material adverse effect on the Company's business or operating results.

Dependence on PASSPORT Software Solutions

     The Company currently derives substantially all of its revenues from licenses of its PassPort Software Solutions and from services related to those products. The Company is particularly dependent on its Work Management Systems and Materials & Procurement Systems applications, both as a source of revenue and as a means of establishing a presence with customers to facilitate the licensing of additional products. Any developments that adversely affect sales of the Company's PassPort applications generally or its Work Management Systems and Materials & Procurement Systems applications in particular, such as the success of competitive products, would have a material adverse effect on the Company's business or results of operations.

Management of Changing Business

     The Company's business has grown rapidly in recent periods, with total revenues increasing from $27.5 million in 1993 to $30.6 million in 1994 and $53.8 million in 1995. The growth of the Company's business and expansion of the Company's customer base has placed a strain on the Company's management and operations. The Company's recent expansion has also resulted in substantial growth in the number of its employees, the scope of its operating and financial systems and the geographic area of its operations, resulting in increased responsibility for management personnel. The Company's ability to support any future growth of its business will be substantially dependent upon having in place highly trained employees to conduct research and development, pre-sales activity and product implementation, assist with business process reengineering and provide other customer support services. The Company's future operating results will depend on the ability of its officers and other key employees to continue to implement its operational, customer support and financial control systems and to expand, train and manage its employee base. There can be no assurance that the Company will be able to manage any future expansion successfully, and any inability to do so would have a material adverse effect on the Company's business or results of operations.

Dependence on Key Personnel

     The Company's success depends to a significant extent upon a number of key employees and other members of senior management of the Company, none of whom is bound by an employment agreement. The loss of the services of one or more key employees could have a material adverse effect on the Company's business or results of operations. In addition, the Company believes that its future success will also depend in large part upon its ability to attract, train and retain highly skilled technical, management, sales and marketing personnel. Competition for such personnel in the computer software industry is intense. The Company has from time to time experienced difficulty in locating candidates with appropriate qualifications. There can be no assurance that the Company will be successful in attracting or retaining such personnel, and the failure to attract or retain such personnel could have a material adverse effect on the Company's business or results of operations.

Competition

     The enterprise management software solutions market is highly competitive, rapidly changing and significantly affected by new product introductions and other market activities of industry participants. The Company's primary competition stems from companies offering enterprise software solutions, vendors offering partial solutions and suppliers of departmental systems (primarily LAN-based). The Company's competitors include SAP Aktiengesellschaft ("SAP"), the Company's principal competitor, and other software vendors such as TSW International, Marcam Corp., and Project Software & Development, Inc. In the future, the Company may also face competition from its Alliance Partners. In the electric utility market, the Company faces competition from suppliers of energy delivery applications, including Severn Trent Systems and Synercrom. In addition, the Company faces indirect competition from suppliers of custom-developed business application software, such as the systems consulting groups of major accounting firms and systems integrators. The Company also faces indirect competition from systems developed by the internal MIS departments of large organizations.

     Many of the Company's competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, and a larger installed base of customers than the Company. In addition, certain competitors, including SAP, have well-established relationships with customers of the Company and with accounting and consulting firms that may have an incentive to recommend such competitors over the Company. Furthermore, as the enterprise management software solutions market for process industries expands, companies with significantly greater resources than the Company could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors of the Company.

     In order to be successful in the future, the Company must continue to respond promptly and effectively to the challenges of technological change and its competitors' innovations by continually enhancing its own product offerings. There can be no assurance, however, that the Company's products will continue to compete favorably or that the Company will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market.

International Operations

     International sales represented approximately 17%, 15% and 17% of the Company's total revenues in 1994, 1995 and 1996, respectively. The Company established a sales and support office near London, England in 1993. The Company believes that its ability to achieve continued growth and profitability will require further expansion of its international operations. In order to expand international sales in subsequent periods, the Company must establish additional foreign operations and hire additional personnel. This will require significant management attention and financial resources and could materially adversely affect the Company's business or results of operations. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products. The Company's international sales are currently denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. Currently, the Company does not employ currency hedging strategies to reduce this risk. In some markets, localization of the Company's products is essential to achieve market penetration. Although historically the Company's business partners have borne the costs of localizing the Company products, the Company may incur substantial costs and experience delays in localizing its products in the future, and there can be no assurance that any localized product will ever generate significant revenues. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business or results of operations.


Risk of Product Defects

     As a result of the complexities inherent in RDBMS and client/server technologies and the broad product functionality and performance demanded by the Company's customers, major new product enhancements and new products can require long development and testing periods to achieve market acceptance. In addition, software as complex as that offered by the Company may contain undetected errors or "bugs" when first introduced or as new versions are released that, despite testing by the Company, are discovered only after a product has been installed and used by customers. To date, the Company's business has not been materially adversely affected by the release of products containing errors. However, the Company is currently attempting to accelerate the development and introduction cycle for new products and product enhancements and this could increase the potential for errors. There can be no assurance that errors will not be found in future releases of the Company's software, or that any such errors will not impair the market acceptance of these products and adversely affect operating results. Difficulties encountered by customers installing and implementing new releases or problems with the performance of the Company's products could have a material adverse effect on the Company's business or results of operations.


Dependence on Proprietary Technology

     The Company's success is heavily dependent on its proprietary software. The Company relies on a combination of the protections provided under applicable copyright, trademark and trade secret laws, as well as on confidentiality procedures and licensing arrangements, to establish and protect its rights in its software. Despite the Company's efforts, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary. Moreover, the laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Furthermore, the Company has no patents, and existing copyright laws afford only limited protection. Accordingly, there can be no assurance that the Company will be able to protect its proprietary software against unauthorized third-party copying or use, which could adversely affect the Company's competitive position.

     There can be no assurance that a third party will not assert that the Company's technology violates its patents in the future. As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend or could require the Company to enter into royalty and licensing agreements. Such agreements, if required, may not be available on terms acceptable to the Company, or at all.


Product Liability

     The sale and support of PassPort applications by the Company may entail the risk of product liability claims. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business or results of operations.


Anti-takeover Effect of Certain Charter Provisions

     The Company's Board of Directors has authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights of such shares, without any further vote or action by the Company's shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no current plans to issue shares of Preferred Stock.

Possible Volatility of Stock Price

      The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, as well as other events or factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market prices of the stocks of many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

ITEM 2.  PROPERTIES

The Company currently maintains offices comprising 115,000 square feet of which its headquarters facility in San Francisco, California occupies 67,000 square feet, under a lease which expires in May, 2001. The Company conducts its product development, customer project operations, customer training and all financial services at its corporate headquarters location. Customer project operations and training are also conducted at regional facilities located in Pittsburgh, Philadelphia, Portland, Dallas and London. Management believes that its facilities are adequate to meet the needs through 1997 and that if required, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms. The Company owns substantially all equipment used in its facilities.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Indus Group, Inc.'s Common Stock, $.001 par value, is traded on the Nasdaq National Market. The tables present its high and low market prices, and dividend information. Quarterly common stock price ranges are not available for the Company prior to its initial public offering date of February 29, 1996 since there was no public market for the Common Stock of the Company.

Quarterly Common Stock Prices Ranges

                           1996
---------------------------------------------
Quarter       High         Low       Dividend
-------       ----         ---       --------
1st           22-3/4       18        none
2nd           21-1/2       17        none
3rd           21-1/4       15-3/4    none
4th           25-3/4       18-7/8    none

Prior to its initial public offering in February, 1996, the Company was an S Corporation and from time to time made substantial cash distributions to its shareholders. The Company anticipates that any future earnings will be retained to finance the continuing development of its business. The Company has not declared or paid any cash dividends on its Common Stock since the termination of its S Corporation status and does not anticipate paying cash dividends in the foreseeable future.

The number of shareholders of record for the Company's common stock as of March 11, 1997 was 226.

ITEM 6.  SELECTED FINANCIAL INFORMATION

The following selected financial information of the Company is qualified by reference to and should be read in conjunction with the financial statements and notes thereto and other financial information included elsewhere herein. The combined statements of operations data for the years ended December 31, 1994 and 1995 and combined balance sheet data as of December 31, 1995 of The Indus Group, Inc. and Indus International, Inc. and the consolidated statements of operations data for the year ended December 31, 1996 and consolidated balance sheet data as of December 31, 1996 are derived from and qualified by reference to financial statements of the Company that have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere herein. The combined balance sheet data as of December 31, 1992 and 1993 and the combined statements of operations data for the years ended December 31, 1992 and 1993 are derived from the financial statements of the Company that have been audited by Ernst & Young LLP that are not included herein.

                                                                                Years Ended December 31,
                                                               ----------------------------------------------------------
                                                                 1992        1993        1994         1995         1996
                                                               --------    --------    --------     --------     --------
                                                               (in thousands, except per share data)
Statement of Operations Data:
Revenues:
Software licensing fees ....................................   $  6,112    $  6,514    $  7,547     $ 10,676     $ 16,208
Services and maintenance ...................................     16,681      20,978      23,044       43,115       59,731
                                                               --------    --------    --------     --------     --------
Total revenues .............................................     22,793      27,492      30,591       53,791       75,939
Cost of revenues ...........................................      9,127      10,395      12,798       22,578       31,790
                                                               --------    --------    --------     --------     --------
Gross margin ...............................................     13,666      17,097      17,792       31,213       44,149
                                                               --------    --------    --------     --------     --------
Operating expenses:
Research and development ...................................      4,295       6,910       7,120        8,306       12,493
Sales and marketing ........................................      1,856       3,533       4,144        5,680        9,306
General and administrative .................................      3,988       3,595       4,654        4,918        7,819
Compensation charge--stock options(1) ......................       --          --          --         18,900         --
                                                               --------    --------    --------     --------     --------
Total operating expenses ...................................     10,139      14,038      15,918       37,804       29,618
                                                               --------    --------    --------     --------     --------
Income (loss) from operations ..............................      3,527       3,059       1,874       (6,591)      14,531
Other income (expense), net ................................         83          83        (100)          96        1,251
                                                               --------    --------    --------     --------     --------
Income (loss) before income taxes ..........................      3,610       3,142       1,774       (6,495)      15,782
Provision for income taxes (state and foreign only) ........         90          55          69          325        6,554
       Cumulative effect of deferred income taxes
       provided upon January 1, 1996 conversion to
       C Corporation status(2) .............................       --          --          --           --          6,700
                                                               --------    --------    --------     --------     --------
     Net income (loss) .....................................   $  3,520    $  3,087    $  1,705     $ (6,820)    $  2,528

Pro Forma Statement of Operations Data for 1995 and 1996:
Income (loss) before income taxes, as above.................                                        $ (6,495)    $ 15,782
Add back portion of compensation charge--stock options(1)...                                          17,900           --
                                                                                                    --------     --------
Income before income taxes, as adjusted.....................                                          11,405       15,782
Provision for income taxes (federal, state and foreign)(2)..                                           5,083        6,554
                                                                                                    --------     --------
Pro forma net income........................................                                        $  6,322     $  9,228
                                                                                                    ========     ========
Pro forma net income per share(3)...........................                                        $   0.36     $   0.49
                                                                                                    ========     ========
Shares used in computing pro forma net income per share(3)..                                          17,490       18,924
                                                                                                    ========     ========


                                                                                     December 31,
                                                               ----------------------------------------------------------
                                                                 1992        1993        1994         1995         1996
                                                               --------    --------    --------     --------     --------
                                                                                    (in thousands)
Balance Sheet Data:
Working capital ............................................   $ 6,789     $ 4,179      $ 4,698      $ 7,640      $46,693
Total assets ...............................................    14,914      13,080       18,063       31,075       75,514
Short-term debt ............................................     1,700       1,833        2,005        8,900           --
Long-term debt .............................................        --          --           --           --           --
Total shareholders' equity .................................     9,641       8,123        8,243       10,848       55,372


(1) Reflects nonrecurring expense incurred in the third quarter of 1995 in connection with an amendment to the Company's 1992 Stock Option Plan to accelerate the exercisability of outstanding stock options, which had previously been contingent upon the occurrence of certain events. The pro forma adjustment of $17,900,000 is to reduce 1995 compensation expense to the amount related to options granted in 1995 only. See Note 1 of the Notes to the Combined Financial Statements.

(2) Prior to January 1, 1996, the Company was not subject to federal corporate income taxation because of its election to be taxed under the provisions of Subchapter S of the Code. Pro forma net income for 1995 has been determined by assuming that the Company had been taxed as a C Corporation for 1995. Pro forma net income for 1996 reflects the elimination of a nonrecurring charge for the cumulative effect of deferred income taxes incurred in the first quarter of 1996 in connection with the termination of the Company's S Corporation status. See Notes 1 and 6 of Notes to the Consolidated Financial Statements.

(3) See Note 1 of Notes to Consolidated Financial Statements for a more complete explanation of the determination of the number of shares used in computing pro forma net income per share.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information required by this Item is incorporated by reference to pages 15 through 17 of the Company's 1996 Annual Report to Shareholders.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to pages 19 through 31 of the Company's 1996 Annual Report to Shareholders.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later that 120 days after the end of the fiscal year covered by this Report and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's Directors required by this Item is incorporated by reference to the information contained under the captions "Election of Director-Nominees" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement. The information concerning the Company's officers required by this Item is included in the
Section in Part I hereof entitled "Executive Officers".


ITEM 11.  EXECUTIVE COMPENSATION

The information  concerning the Company's  Executive  Officers  required by this
Item is incorporated by reference to the information contained under the caption "Executive Compensation and Other Matters" in the Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information concerning security ownership required by this Item is incorporated by reference to the information contained under the caption "Security Ownership of Management; Principal Shareholders" in the Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement.



                                     PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a.        The following documents are filed as a part of this Report:

1. Financial Statements: The following Combined and Consolidated Financial Statements of The Indus Group, Inc. and Report of Ernst & Young LLP, Independent Auditors, are incorporated by reference to pages 19 through 31 of the Registrant's 1996 Annual Report to Shareholders.

          Report of Ernst & Young LLP, Independent Auditors
          Combined Balance Sheet - December 31, 1995
          Consolidated Balance Sheet - December 31, 1996
          Combined Statement of Operations - Years Ended December 31, 1994 and
            1995
          Consolidated Statements of Operations - Year Ended December 31, 1996 Combined and Consolidated Statement of Shareholders' Equity -
            Three Year Period Ended December 31, 1996
          Combined and Consolidated Statements of Cash Flows - Fiscal Years
            Ended December 31, 1994, 1995 and 1996
          Notes to Financial Statements

2. Financial Statement Schedule: The following financial statement schedule of The Indus Group, Inc. for the years ended December 31, 1994, 1995 and 1996 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of The Indus Group, Inc.

              Schedule II       Valuation and Qualifying Accounts............S-1


          Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits: The Exhibits listed on the accompanying index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by references into, this Report.

          Exhibit

          Number     Description

          3.1 Amended and Restated Articles of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement of Form S-1 (Reg. No. 33-80573) filed with the Securities and Exchange Commission on December 19, 1995.
          3.2 Bylaws of Registrant, as amended, incorporated herein by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 (Reg. No. 33-80573) filed with the Securities and Exchange Commission on December 19, 1995.
          10.1 Form of Indemnification Agreement with Directors and Officers, incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Reg. No. 33-80573) filed with the Securities and Exchange Commission on December 19, 1995.
          10.2*      1995  Stock  Plan,  incorporated  herein  by  reference  to
                     Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Reg. No. 33-80573) filed with the Securities and Exchange Commission on December 19, 1995.
          10.3* 1995 Director Option Plan, incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Reg. No. 33-80573) filed with the Securities and Exchange Commission on December 19, 1995.
          10.4* Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Reg. No. 33-80573) filed with the Securities and Exchange Commission on December 19, 1995.
          10.5* 1992 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Reg. No. 33-80573) filed with the Securities and Exchange Commission on December 19, 1995.
          10.6* Amendments to Registrant's 1992 Stock Option Plan, incorporated herein by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q (File No. 0-27806) filed with the Securities and Exchange Commission on November 13, 1996.
          10.7 Form of Tax Indemnification Agreement, incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Reg. No. 33-80573) filed with the Securities and Exchange Commission on December 19, 1995.
          10.8 Software Master License Agreement between the Company and Felton Enterprises, dated January 2, 1990, as amended to date, incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Reg. No. 33-80573) filed with the Securities and Exchange Commission on December 19, 1995.
          10.9 Conditional Assignment of Software Master License Agreement and Underlying Software between the Company and Felton Enterprises dated February 24, 1996 incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Reg. No. 33-80573) filed with the Securities and Exchange Commission on December 19, 1995.
          10.10 Amended and Restated Commercial Loan Agreement dated June 30, 1995 with Sumitomo Bank of California, as amended through December 19, 1995, incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Reg. No. 33-80573) filed with the Securities and Exchange Commission on December 19, 1995.

          10.11 Third Amendment to Commercial Loan Agreement dated May 29, 1996 with Sumitomo Bank of California, incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q (File No. 0-27806) filed with the Securities and Exchange Commission on August 13, 1996.
          10.12 Fourth Amendment to Commercial Loan Agreement dated September 6, 1996 with Sumitomo Bank of California incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q (File No. 0-27806) filed with the Securities and Exchange Commission on November 13, 1996.
          10.13 Asset Acquisition Agreement with Indus International, Inc., incorporated herein by reference to Exhibit 10.10 to Amendment No 3 to the Company's Registration Statement on Form S-1 (Reg. No. 33- 80573) filed with the Securities and Exchange Commission on February 28, 1996.
          10.14 Lease for the Company's San Francisco, CA headquarters dated January 24, 1990, as amended, incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on form S-1 (Reg. No. 33-80573) filed with the Securities and Exchange Commission on December 19, 1995.
          10.15 Lease for the Company's Pittsburgh, PA sales office, incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Reg. No. 33-80573) filed with the Securities and Exchange Commission on January 31, 1996.
          11.1       Statement of Computation of Pro Forma Net Income Per Share
          13.1 Annual Report to Shareholders for the year ended December 31, 1996 (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K).
          21.1       List of Subsidiaries.
          23.1       Consent of  Independent  Auditors.
          24.1       Power of Attorney (included on page 22 of this Report).
          27.1       Financial Data Schedule.

-----------
*Designates management contracts or compensatory plan arrangements required to be filed as an exhibit pursuant to item 14(C) of this report on Form 10-K.

          (b) Reports on Forms 8-K.

           No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Indus Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                                         THE INDUS GROUP, INC.
                                         (Registrant)
                                         /s/ Robert W. Felton

                                         Robert W. Felton
                                         President, Chief Executive Officer and
                                         Director

                                         Date:  March 26, 1997


POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Robert W. Felton and Frank M. Siskowski, jointly and severally, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his/her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature                          Title                    Date
          ---------                          -----                    ----

 /s/ Robert W. Felton      President, Chief Executive Officer     March 26, 1997
-------------------------  and Chairman of the Board of Directors
(Robert W. Felton)         (Principal Executive Officer)


 /s/ Frank M.Siskowski     Senior Vice President of Finance       March 26, 1997
-------------------------  and Chief Financial Officer
 (Frank M. Siskowski)      (Principal Financial and Accounting
                           Officer)

 /s/ Richard W. MacAlmon   Senior Vice President of Marketing     March 26, 1997
-------------------------  and Director
 (Richard W. MacAlmon)


 /s/ Michael E. Percy      Senior Vice President of Education     March 26, 1997
-------------------------  and Director
 (Michael E. Percy)


 /s/ Katherine C. Holland  Director                               March 26, 1997
-------------------------
 (Katherine C. Holland)


 /s/ Alan G. Merten        Director                               March 26, 1997
-------------------------
 (Alan G. Merten)


 /s/ Donald F. Robertson   Director                               March 26, 1997
-------------------------
 (Donald F. Robertson)

THE INDUS GROUP, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in Thousands)




                                                  Charged
                          Balance at  Charged to  to Other  Changes-Add  Balance
                          Beginning   Costs and   Account-   (Deduct)-   at End
Year   Description        of Year     Expenses    Describe   Describe    of Year
----   -----------        -------     --------    --------   --------    -------

1996   Allowance for
       doubtful amounts   $652                                $203(1)    $449
                          ----                                ----       ----

1995   Allowance for
       doubtful amounts   $586        $66                                $652
                          ----        ---                                ----

1994   Allowance for
       doubtful amounts   $150        $436                               $586
                          ----        ----                               ----

(1)  Bad debts written off.

Index to Exhibits

          Number     Description
          ------     -----------
          3.1*       Amended  and   Restated   Articles  of   Incorporation   of
                     Registrant.
          3.2*       Bylaws of Registrant,  as amended.
          10.1*      Form  of  Indemnification   Agreement  with  Directors  and
                     Officers.
          10.2*      1995  Stock  Plan.
          10.3*      1995 Director Option Plan.
          10.4*      Employee  Stock  Purchase  Plan.
          10.5*      1992 Stock Option Plan, as amended.
          10.6*      Amendments   to   Registrant's   1992  Stock  Option  Plan.
          10.7*      Form of Tax Indemnification Agreement.
          10.8*      Software Master License  Agreement  between the Company and
                     Felton  Enterprises,  dated  January 2, 1990, as amended to date.
          10.9*      Conditional Assignment of Software Master License Agreement
                     and  Underlying  Software  between  the  Company and Felton
                     Enterprises dated February 24, 1996.
          10.10*     Amended and Restated  Commercial  Loan Agreement dated June
                     30,  1995 with  Sumitomo  Bank of  California,  as  amended through December 19, 1995.
          10.11*     Third  Amendment to Commercial Loan Agreement dated May 29,
                     1996 with Sumitomo Bank of California.
          10.12*     Fourth   Amendment  to  Commercial   Loan  Agreement  dated
                     September  6,  1996  with   Sumitomo  Bank  of  California.
          10.13*     Asset Acquisition Agreement with Indus International, Inc.
          10.14*     Lease for the  Company's  San  Francisco,  CA  headquarters dated January 24, 1990, as amended.
          10.15*     Lease  for  the  Company's  Pittsburgh,  PA  sales  office.
          11.1       Statement of Computation of Pro Forma Net Income Per Share
          13.1       Annual Report to  Shareholders  for the year ended December
                     31, 1996 (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K).
          21.1       List of Subsidiaries.
          23.1       Consent of  Independent  Auditors.
          24.1       Power of Attorney (Included on page 22 of this report).
          27.1       Financial Data Schedule.

-----------
* Previously filed.