Form 10-Q
period 1997-03-31
INDUS GROUP INC
filed 1997-05-14
CIK 1005127

================================================================================
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------


                                    Form 10-Q


(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

                                       or

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

Indicateby check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

As of April 30, 1997, Registrant had outstanding 19,024,115 shares of Common Stock, $.001 par value.

--------------------------------------------------------------------------------
================================================================================

                                TABLE OF CONTENTS

                          Part I: Financial Information
                                                                            Page
                                                                            ----
Item     1.       Financial Statements (unaudited)
                  Condensed Consolidated Statements of
                      Operations - three months ended March 31, 1997
                      and 1996...............................................  1
                  Condensed Consolidated Balance Sheets -
                      March 31, 1997 and March 31, 1996......................  2
                  Condensed Consolidated Statement of Shareholders'
                      Equity - year ended December 31, 1996 and
                      three months ended March 31, 1997......................  3
                  Condensed Consolidated Statements of
                      Cash Flows - three months ended
                      March 31, 1997 and 1996................................  4
                  Notes to Condensed Consolidated Financial Statements.......  5
Item     2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations....................  7

                           Part II: Other Information

Item     1.       Legal Proceedings.......................................... 11
Item     2.       Changes in Securities...................................... 11
Item     3.       Defaults Upon Senior Securities............................ 11
Item     4.       Submission of Matters to a Vote of Security Holders........ 11
Item     5.       Other Information.......................................... 11
Item     6.       Exhibits and Reports on Form 8-K........................... 11


                  Signatures................................................. 12

PART I: FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                              THE INDUS GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                   (Unaudited)



                                                            Three Months Ended
                                                                March 31,
                                                            ------------------
                                                             1997         1996
                                                             ----         ----
Revenues:
     Software licensing fees ........................      $ 3,722      $ 3,958
     Services and maintenance .......................       18,700       12,901
                                                           -------      -------
          Total revenues ............................       22,422       16,859

Cost of revenues ....................................        9,518        6,649
                                                           -------      -------
Gross margin ........................................       12,904       10,210

Operating expenses:
     Research and development .......................        2,931        3,415
     Sales and marketing ............................        3,238        1,936
     General and administrative .....................        2,296        1,843
                                                           -------      -------
          Total operating expenses ..................        8,465        7,194
                                                           -------      -------

Income from operations ..............................        4,439        3,016
Other income, net ...................................          411           47
                                                           -------      -------
Income before income  taxes .........................        4,850        3,063
Provision for income taxes ..........................        2,037        1,260
Cumulative effect of deferred income taxes
   provided upon January 1, 1996
   conversion to C-Corporation status ...............         --          6,700
                                                           -------      -------
Net income (loss) ...................................      $ 2,813      $(4,897)
                                                           =======      =======
Pro forma statement of operations:
     Income before income taxes, as above ...........      $ 4,850      $ 3,063
     Provision for income taxes
     (federal, state and foreign) ...................        2,037        1,260
                                                           -------      -------
     Pro forma net income ...........................      $ 2,813      $ 1,803
                                                           =======      =======
Pro forma net income per share ......................      $  0.14      $  0.10
                                                           =======      =======

Shares used in computing pro forma net
   income per share .................................       19,609       17,686
                                                           =======      =======

                             See accompanying notes.

                              THE INDUS GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)

                                   (Unaudited)

                                                          March 31, December 31,
                                                            1997         1996
                                                            ----         ----
                                                                          (1)
                                     ASSETS

Current assets:
     Cash and cash equivalents ...........................   $ 5,666    $13,266
     Marketable securities ...............................    27,422     26,524
     Billed accounts receivable, less allowance for
         doubtful accounts of $549 at March 31, 1997
         and $449 at December 31, 1996 ...................    16,065     16,889
     Unbilled accounts receivable ........................     6,292      5,633
     Other current assets ................................     3,766      4,523
                                                             -------    -------
         Total current assets ............................    59,211     66,835
Marketable securities - noncurrent .......................     2,111      2,129
Property and equipment, net ..............................     7,174      6,337
Investment ...............................................     7,997       --
Employee notes receivable ................................       210        213
                                                             -------    -------
                                                             $76,703    $75,514
                                                             =======    =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ....................................   $ 2,823    $ 2,165
     Deferred income taxes ...............................     4,233      3,837
     Other accrued liabilities ...........................     3,495      3,541
     Deferred revenue ....................................     8,056     10,599
                                                             -------    -------
         Total current liabilities .......................    18,607     20,142
Shareholders' equity:
     Preferred Stock, $.001 par value at March 31, 1997
        and December 31, 1996:
          Authorized shares - 5,000,000
          Issued and outstanding shares - none ...........      --         --
     Common Stock, $.001 par value at March 31, 1997
        and December 31, 1996:
          Authorized shares - 50,000,000
          Issued and outstanding shares -18,639,011
            (18,590,376 at December 31, 1996) ............        19         19
     Additional capital ..................................    46,448     46,425
     Other ...............................................      (412)      (300)
     Retained earnings ...................................    12,041      9,228
                                                             -------    -------
         Total shareholders' equity ......................    58,096     55,372
                                                             -------    -------
                                                             $76,703    $75,514
                                                             =======    =======

(1)  Derived from audited financial statements.

                             See accompanying notes.


                              THE INDUS GROUP, INC.

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                      (In thousands, except share amounts)

                                   (Unaudited)
                                                                                     Retained
                                                                                     --------
                                                                                     Earnings       Total
                                                                                     --------       -----
                                                   Common   Additional             (Accumulated  Shareholders'
                                                   ------   ----------             ------------  -------------
                                                    Stock     Capital      Other      Deficit)      Equity
                                                    -----     -------      -----      --------      ------
Balance at December 31, 1994 ..................   $    129    $   --      $   --      $  8,113    $  8,242
     Issuance of common stock
       as deferred compensation ...............        480        --          (480)       --          --
     Cash distributions to shareholders .......       --          --          --        (9,516)     (9,516)
     Translation adjustment ...................       --          --            (6)       --            (6)
     Stock options (2) ........................       --        18,900        --          --        18,900
     Amortization of deferred compensation ....       --          --            48        --            48
     Net loss .................................       --          --          --        (6,820)     (6,820)
                                                  --------    --------    --------    --------    --------
Balance at December 31, 1995 ..................        609      18,900        (438)     (8,223)     10,848

     Conversion to C Corporation on
        January  1, 1996 ......................       --        (8,223)       --         8,223        --
     Reincorporation and adoption of $.001
        par value .............................       (494)        494        --          --          --
     Issuance of common stock (1) .............          4      35,288        --          --        35,292
     Tax benefit from exercise of stock options       --         6,669        --          --         6,669
     Purchase of Indus International, Inc. net
       assets .................................       (100)         (3)       --          --          (103)
     Unrealized loss on marketable securities .       --          --           (42)       --           (42)
     Translation adjustment ...................       --          --            84        --            84
     Amortization of deferred compensation ....       --          --            96        --            96
     Net loss .................................                 (6,700)                  9,228       2,528
                                                  --------    --------    --------    --------    --------
Balance at December 31, 1996 ..................         19      46,425        (300)      9,228      55,372
Tax benefit from exercise of stock options ....       --            23                                  23
     Translation adjustment ...................                                (44)                    (44)
     Unrealized loss on marketable securities .                                (86)                    (86)
     Amortization of deferred compensation ....                                 18                      18
     Net income ...............................                                          2,813       2,813
                                                  --------    --------    --------    --------    --------
Balance at March 31, 1997 .....................   $     19    $ 46,448    $   (412)   $ 12,041    $ 58,096
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

                              THE INDUS GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)


                                                           Three Months Ended
                                                               March 31,
                                                            1997         1996
                                                            ----         ----
Cash flows from operating activities
Net income (loss) ....................................    $  2,813     $ (4,897)
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization ...................         496          288
     Provision for doubtful accounts .................         100         --
     Amortization of deferred compensation ...........          19           48
     Loss (gain) on sale of fixed assets .............         300         --
     Deferred income taxes ...........................         395         (860)
     Cumulative effect of deferred income taxes
       provided January 1, 1996 ......................        --          6,700
     Tax benefit from exercise of stock options ......        --            801
     Changes in operating assets and liabilities:
          Billed accounts receivable .................         724        4,048
          Unbilled accounts receivable ...............        (659)       1,276
          Other current assets .......................         757         (200)
          Employee notes receivable ..................         (69)         (10)
          Accounts payable ...........................         307           69
          Accrued payroll and related expense ........         216         --
          Income taxes payable .......................        --          1,274
          Other accrued liabilities ..................          90          582
          Deferred revenue ...........................      (2,543)       1,069
          Other ......................................         (61)           4
                                                          --------     --------
Net cash provided by operating activities ............       2,885       10,192
                                                          --------     --------
Cash flows from investing activities
Purchase of marketable securities ....................        (893)     (31,914)
Investment ...........................................      (7,997)        --
Acquisition of property and equipment ................      (1,617)        (521)
                                                          --------     --------
Net cash used in investing activities ................     (10,507)     (32,435)
                                                          --------     --------
Cash flows from financing activities
Net repayment of credit ..............................        --         (8,900)
Net proceeds from issuance of common stock ...........          22       33,927
Purchase of Indus International, Inc. net assets .....        --           (103)
                                                          --------     --------
Net cash provided by financing activities ............          22       24,924
                                                          --------     --------

Net increase in cash and cash equivalents ............      (7,600)       2,681
Cash and cash equivalents at beginning of period .....      13,266           45
                                                          ========     ========
Cash and cash equivalents at end of period ...........    $  5,666     $  2,726
                                                          ========     ========
Supplemental disclosures of cash flow information
Interest paid ........................................    $   --       $     76
                                                          ========     ========
Income taxes paid ....................................    $     80     $      6
                                                          ========     ========

                             See accompanying notes.

                              THE INDUS GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Significant Accounting Policies

         Interim Financial Statements

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the audited financial statements and footnotes thereto for the fiscal year ended December 31, 1996 included in the Company's Annual Report on Form 10-K filed March 26, 1997.

         Cash Equivalents and Marketable Securities

         The Company considers all highly liquid, low risk debt instruments with a maturity of three months or less from the date of purchase to be cash equivalents. The Company generally invests its cash and cash equivalents in money market fund accounts.

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

         Exercise of Stock Options

         During the three months ended March 31, 1997, the Company received $22,026 from the issuance of 52,660 shares of common stock upon exercise of options.

         Subsequent Event

         The Company entered into an agreement after March 31, 1997 to acquire Prism Consulting, a private management consulting firm, for $4.75 million in the Company's stock at the current market value and $250,000 in cash.

                              THE INDUS GROUP, INC.

                                   (Unaudited)

4.       Investment

         The Company acquired a 10% interest in TenFold Corporation, a private software company, for approximately $8 million in cash. The Company will receive a pertpetual, unlimited license for future applications and tools developed with TenFold's technology.

5.       Pro Forma Data

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

         Per Share Data

         Pro forma net income per share is computed using pro forma net income and the weighted average number of common and dilutive common equivalent shares outstanding during each period. Dilutive common equivalent shares consist of incremental common shares issuable upon the assumed exercise of stock options (using the treasury stock method). Fully diluted per share amounts are not presented, as the effect is not material. The computation of the weighted average number of shares outstanding for the three month periods ended March 31, 1997 and March 31, 1996 is as follows (in thousands):

                                                             Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                             1997          1996
                                                             ----          ----
     Weighted average outstanding ......................     18,629      15,984
     Equivalent shares assumed to be
       outstanding had options granted
       prior to 1995 been exercised and used to
       repurchase shares at their then fair value ......        980       1,702
                                                             ------      ------
                                                             19,609      17,686
                                                             ======      ======

6             Earning Per Share

              In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earning per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 of $.01 per share. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements located in the Research and Development, Sales and Marketing and Liquidity and Capital Resources sections as a result of the factors set forth below, among others.

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

The Company has in the past and may in the future acquire complementary products or businesses. Risks associated with such transactions include difficulty in retaining and assimilating the personnel of the combined companies, difficulty in integrating the operations of the combined companies, disruption of the Company's ongoing business, expenses associated with completing the transaction and amortizing acquired intangible assets, and dilution of existing equity holders. There can be no assurance that such transactions will not materially adversely affect the Company's business, financial condition or operating results.

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

The Company provides its software to customers under contracts which provide for software license fees, system implementation services and the first year of software maintenance. Revenues from application software licenses, which typically have ranged from approximately $1 million to $5 million per enterprise license, are recognized as earned revenue over the estimated time period to complete the implementation of the software, which generally is twelve to fourteen months. Revenues from client workstation software are recognized as billed. Revenues from system implementation services, which generally are time- and material-based, are recognized as direct contract costs are incurred and typically range from one to three times the license fees.

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

In March, 1997, the Company acquired a 10% interest in TenFold Corporation, a private software company for approximately $8 million in cash. The Company will receive a perpetual, unlimited license for future applications and tools developed with TenFold's technology. Subsequent to March 31, 1997, the Company acquired Prism Consulting, a private management consulting firm, for $4.75 million in the Company's stock at the current market value and $250,000 in cash. The Company has not and does not anticipate any material consequences on its results of operations for the calendar year 1997 as a result of these acquisitions.

The following table sets forth for the periods indicated the percentage of total revenues represented by certain line items in the Company's statements of operations:

                            Percent of Total Revenues

                                                            Three Months Ended
                                                                March 31,
                                                            -------------------
                                                             1997        1996
                                                            -------------------
Revenues:
     Software licensing fees ..........................       16.6%       23.5%
     Services and maintenance .........................       83.4        76.5
                                                             -----       -----
          Total revenues ..............................      100.0       100.0

Cost of revenues ......................................       42.4        39.4
                                                             -----       -----
Gross  margin .........................................       57.6        60.6

Operating expenses:
     Research and development .........................       13.1        20.2
     Sales and marketing ..............................       14.4        11.5
     General and administrative .......................       10.2        10.9
                                                             -----       -----
          Total operating expenses ....................       37.8        42.6
                                                             -----       -----
Income (loss) from operations .........................       19.8        18.0
Other income,  net ....................................        1.8         0.3
                                                             -----       -----
Income (loss) before income taxes .....................       21.6        18.3
Provision for income taxes (state and foreign
    only in 1995) .....................................        9.1         7.5
Cumulative effect of deferred income taxes
   provided upon January 1, 1996
   conversion to C-Corporation status .................        --         40.0
                                                             -----       -----
Net income (loss) .....................................       12.5%      (29.2%)
                                                             =====       =====
Pro forma statement of operations:
     Income (loss) before income taxes, as above ......       21.6%       18.3%
     Provision for income taxes (federal, state and
          foreign only in 1995) .......................        9.1         7.5
                                                             -----       -----
     Pro forma net income .............................       12.5%       10.8%
                                                             -----       -----

Revenues. Total revenues increased 33% to $22.4 million in the first quarter in 1997 from $16.9 million in the first quarter of 1996. The increase was due to a significant growth in service revenues. Revenue from international customers (excluding Canada and Mexico) accounted for 11% and 20% of revenues for the first quarter of 1997 and 1996, respectively. The decrease in the percentage of international revenue was due to the lack of new international customers. As most of the Company's contracts are denominated in U.S. dollars, foreign currency fluctuations have not impacted the results of operations. The top five customers of the Company have accounted for approximately 40-45% of revenues for the periods presented. The composition of the top five customers has changed from year to year, with the exception of two of the customers whose combined revenues accounted for 12% of total revenue for the first quarter of 1997 and 19% of total revenue for the first quarter of 1996.

Revenues from licensing fees decreased by 6% to $3.7 million in the first quarter in 1997 from $4 million in the first quarter of 1996 due to delays in the closing of new contracts. A number of factors have contributed to these delays including reorganizations within potential customers and delays in the decision process by potential customers. Revenues from services and maintenance increased by 45% to $18.7 million in the first quarter in 1997 from $12.9 million in 1996. The service and maintenance revenue growth from 1996 to 1997 resulted primarily from implementation services generated by several new significant domestic contracts, and additional implementation projects with existing customers. The Company does not believe that the revenue growth experienced in the first quarter of 1997 is necessarily indicative of any revenue growth that may occur in future periods.

The Company's domestic and foreign markets have not been affected by inflation or fluctuations in interest rates and costs. The Company has not experienced any material seasonality in its operating results.

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

Cost of revenues increased 43% to $9.5 million in the first quarter in 1997 from $6.6 million in 1996 and was due principally to the need for additional personnel to service the Company's customers. As a percent of total revenue, cost of revenues increased to 42.4% for the first quarter in 1997 from 39.4% in 1996. The increase in the cost of sales percentage is partially due to the increase in the level of low-margin reimbursable expenses. The Company's accounting policy is to record direct reimbursable costs as revenue when billed to the customer, which is then offset by the related cost of revenues. Since the direct reimbursable costs have little or no margin, they have the effect of decreasing the Company's gross margin

Research and Development (R&D). Research and development expenses consist primarily of: (i) personnel and related costs and (ii) computer timeshare costs directly attributable to the development of new software application products, enhancements to existing products and the costs of porting the Company's products to different platforms.

Research and development expenses decreased 14% to $2.9 million in the first quarter in 1997 from $3.4 million in 1996. The Company continues to invest research and development efforts for modifications of existing applications and development of new technologies, including the capability to support additional platforms, databases, graphical user interfaces, toolsets and emerging technologies. The Company believes that a significant level of R&D is essential to remain competitive and will continue to invest development resources towards incorporating new technologies into PassPort and designing additional PassPort functionality. The amount for a particular period may vary depending on the projects in progress.

INDUS has historically developed its own applications. During 1996, the Company devoted R&D resources to the development of General Ledger, Asset Management and Financial Planning applications. In response to time-to-market demands, the Company recently formalized strategic product relationships with third party vendors, including PeopleSoft, Oracle and SPL World Group, who will blend their financial and customer information/order entry applications with PassPort. As a result, the Company has halted the development of the General Ledger, Asset Management and Financial Planning applications. A portion of the R&D expenditures intended for the financial application project were reallocated to
(i) the software integration development necessary to provide seamless integration with the Company's strategic partners' offerings and (ii) sales and marketing efforts. In 1997, the Company expects to shift, as a percentage of total revenues, at least 3% from R&D expenditures to sales and marketing expenditures.

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

Sales and Marketing. Sales and marketing expenses increased 67% to $3.2 million in the first quarter in 1997 from $1.9 million in 1996. As a percent of total revenue, sales and marketing expenses increased to 14.4% the first quarter ended in 1997 from 11.5% in 1996. The growth in sales and marketing expenses is primarily due to: (i) the addition of personnel, (ii) expansion into new international sectors, (iii) changes in the mix of the revenue base on which commission expense is generated and (iv) the new vertical business programs. The Company believes that sales and marketing expenses as a percentage of total revenues may increase as it (i) expands its presence in the marketplace, (ii) initiates operations in additional international markets, (iii) develops new and existing marketing and product strategic alliances and (iv) increases focus on specific vertical markets, such as Transmission and Distribution.

General and Administrative. General and administrative expenses increased 25% to $2.3 million in the first quarter in 1997 from $1.8 million in 1996. The growth in general and administrative expenses is primarily a result of: (i) incremental expenditures related to being a public company and (ii) an expansion in staffing to support the Company's growth.

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

Net Income (Loss). The net loss for the three months ended March 31, 1996 was the result of the $6.7 million cumulative deferred income tax liability charge upon elimination of the S Corporation status.

Pro Forma Net Income. For purposes of presenting comparative earnings and calculating earnings per share data, pro forma net income for the three months ended March 31, 1996 reflects the elimination of the $6.7 million nonrecurring cumulative deferred income tax charge upon converting from an S Corporation to a C Corporation.


Liquidity and Capital Resources

The Company had total assets of $76.7 million and $75.5 million at March 31, 1997 and December 31, 1996, respectively. Historically, the Company has financed its operations primarily through cash provided by operations, borrowings under its line of credit and, to lesser extent, through borrowings from its Chief Executive Officer and principal shareholder. In March 1996, the Company received $33.9 million (net of underwriting commissions and offering costs) from an initial public offering of 2,500,000 shares of its Common Stock. These proceeds were used to purchase marketable securities (comprised of municipal and U.S. government obligations) and certain cash equivalent instruments.

As of March 31, 1997, the Company's principal sources of liquidity consisted of approximately $5.7 million in cash and cash equivalents and $27.4 million in marketable securities. In addition, the Company has an unsecured revolving bank line of credit agreement which permits borrowings, including stand-by letters of credit, of up to $15 million. The facility expires in May 1997, however, the Company believes it will be able to renew this agreement or replace it on terms acceptable to the Company. No borrowings were outstanding under this line at March 31, 1997.

In the three months ended March 31, 1997, cash, cash equivalents and marketable securities decreased as a result of the cash investment in a 10% interest in TenFold Corporation ($8 million), the purchase of property and equipment ($1.6 million) and the purchase of marketable securities ($0.9 million) offset by cash generated from operations ($2.9 million).

Cash requirements are expected to continue to increase in order to fund: (i) personnel and salary costs, (ii) investment in additional technical equipment, and (iii) working capital requirements. The Company presently anticipates additional capital expenditures for the remainder of 1997 of approximately $3.0 million. The Company's principal commitments at March 31, 1997, consisted of obligations under operating leases for facilities and computer equipment.

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





                                         THE INDUS GROUP, INC.
                                              (Registrant)





Date:  May 14, 1997
                                         /s/ Robert W. Felton
                                         ---------------------------------------
                                         Robert W. Felton
                                         President and Chief Executive Officer





Date:  May 14, 1997
                                         /s/ Frank W. Siskowski
                                         ---------------------------------------
                                         Frank W. Siskowski
                                         Senior Vice President of Finance and
                                           Chief Financial Officer
                                           (Principal Financial and
                                            Accounting Officer)

                                INDEX TO EXHIBITS


                                                                    Sequentially
                                                                    ------------
                                                                      Numbered
                                                                      --------
     Exhibit                 Description                                Page
     -------                 -----------                                ----


      11.01   Statement of Computation of Pro Forma Net Income Per Share
      27.01   Financial Data Schedule