Form 10-Q
period 1997-06-30
INDUS GROUP INC
filed 1997-08-14
CIK 1005127

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------


                                    Form 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-27806


                                ----------------

                              THE INDUS GROUP, INC.
          (Exact name of Registrant issuer as specified in its charter)


         California                                             94-3108025
(State or other jurisdiction of                               (I.R.S Employer
 incorporation or organization)                              Identification No.)

60 Spear Street, San Francisco, California                        94105
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

As of July 31, 1997, Registrant had outstanding 19,157,714 shares of Common Stock, $.001 par value.


================================================================================

                                TABLE OF CONTENTS

                          Part I: Financial Information                                                       Page
                                                                                                              ----
Item     1.  Financial Statements (unaudited)
             Condensed Consolidated Statements of Operations - three and six months ended June 30, 1997
                 and 1996...............................................................................        1
             Condensed Consolidated Balance Sheets - June 30, 1997 and December 31, 1996................        2
             Condensed Consolidated Statement of Shareholders' Equity - year ended
                 December 31, 1996 and six months ended June 30, 1997...................................        3
             Condensed Consolidated Statements of Cash Flows - six months ended
                 June 30, 1997 and 1996..................................................................       4
             Notes to Condensed Consolidated Financial Statements........................................       5
Item     2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......        8

                           Part II: Other Information

Item     1.  Legal Proceedings...........................................................................      13
Item     2.  Changes in Securities.......................................................................      13
Item     3.  Defaults Upon Senior Securities.............................................................      13
Item     4.  Submission of Matters to a Vote of Security Holders.........................................      13
Item     5.  Other Information...........................................................................      13
Item     6.  Exhibits and Reports on Form 8-K............................................................      14


             Signatures..................................................................................      15


PART I: FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                                                        THE INDUS GROUP, INC.

                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                              (In thousands, except per share amounts)

                                                             (Unaudited)


                                                                                     Three Months Ended          Six Months Ended
                                                                                          June 30,                   June 30,
                                                                                    ---------------------     ---------------------
                                                                                      1997         1996         1997          1996
                                                                                    --------     --------     --------     --------
Revenues:
     Software licensing fees ..................................................     $  4,221     $  3,793     $  7,943     $  7,751
     Services and maintenance .................................................       19,272       13,806       37,972       26,707
                                                                                    --------     --------     --------     --------
          Total  revenues .....................................................       23,493       17,599       45,915       34,458

Cost  of revenues .............................................................       10,032        7,388       19,550       14,037
                                                                                    --------     --------     --------     --------
Gross margin ..................................................................       13,461       10,211       26,365       20,421

Operating expenses:
     Research and development .................................................        3,593        3,293        6,524        6,708
     Sales and marketing ......................................................        3,203        1,995        6,441        3,931
     General  and administrative ..............................................        2,177        1,846        4,473        3,689
                                                                                    --------     --------     --------     --------
          Total operating expenses ............................................        8,973        7,134       17,438       14,328
                                                                                    --------     --------     --------     --------

Income  from operations .......................................................        4,488        3,077        8,927        6,093
Other income, net .............................................................          397          381          808          428
                                                                                    --------     --------     --------     --------
Income before income taxes ....................................................        4,885        3,458        9,735        6,521

Provision for income taxes ....................................................        1,954        1,407        3,991        2,667
Cumulative effect of deferred income taxes provided upon January 1, 1996
   conversion to C-Corporation status .........................................         --           --           --          6,700
                                                                                    --------     --------     --------     --------
Net income (loss) .............................................................     $  2,931     $  2,051     $  5,744     $ (2,846)
                                                                                    ========     ========     ========     ========
Pro forma statement of operations:
     Income before income taxes, as above .....................................     $  4,885     $  3,458     $  9,735     $  6,521
     Provision for income taxes (federal, state and foreign) ..................        1,954        1,407        3,991        2,667
                                                                                    --------     --------     --------     --------
     Pro forma net income .....................................................     $  2,931     $  2,051     $  5,744     $  3,854
                                                                                    ========     ========     ========     ========
     Pro forma net income per  share ..........................................     $   0.15     $   0.11     $   0.29     $   0.21
                                                                                    ========     ========     ========     ========

     Shares used in computing pro forma net income per share ..................       19,816       19,375       19,713       18,534
                                                                                    ========     ========     ========     ========

                                                       See accompanying notes.

                                                        THE INDUS GROUP, INC.

                                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                (In thousands, except share amounts)

                                                             (Unaudited)
                                                                                                        June 30,        December 31,
                                                                                                          1997               1996
                                                                                                         --------          --------
                                                                                                                              (1)
                                                               ASSETS

Current assets:
     Cash and cash equivalents .................................................................         $    313          $ 13,266
     Marketable securities .....................................................................           25,032            26,524
     Billed accounts receivable, less allowance for doubtful accounts of $549
         at June 30, 1997 and $449 at December 31, 1996 ........................................           16,275            16,889
     Unbilled accounts receivable ..............................................................            8,084             5,633
     Other current assets ......................................................................            8,196             4,523
                                                                                                         --------          --------
         Total current assets ..................................................................           57,900            66,835

Marketable securities - noncurrent .............................................................            5,225             2,129
Investments ....................................................................................           12,723              --
Property and equipment, net ....................................................................            8,015             6,337
Employee notes receivable and other noncurrent assets ..........................................              612               213
                                                                                                         --------          --------
                                                                                                         $ 84,475          $ 75,514
                                                                                                         ========          ========

                                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..........................................................................         $  2,593          $  2,165
     Deferred income taxes .....................................................................            4,293             3,837
     Other accrued liabilities .................................................................            4,009             3,541
     Deferred revenue ..........................................................................            5,795            10,599
                                                                                                         --------          --------
         Total current liabilities .............................................................           16,690            20,142
                                                                                                         --------          --------
Shareholder's equity:
     Preferred Stock, $.001 par value at June 30, 1997 and December 31, 1996:
          Authorized shares - 5,000,000
          Issued and outstanding shares - none .................................................             --                --
     Common Stock, $.001 par value at June 30, 1997 and December 31, 1996:
          Authorized shares - 50,000,000
          Issued and outstanding shares -19,147,314 and
            18,590,376, respectively ...........................................................               19                19
     Additional capital ........................................................................           53,059            46,425
     Other .....................................................................................             (265)             (300)
     Retained earnings .........................................................................           14,972             9,228
                                                                                                         --------          --------
         Total shareholders' equity ............................................................           67,785            55,372
                                                                                                         --------          --------
                                                                                                         $ 84,475          $ 75,514
                                                                                                         ========          ========

(1)  The Balance Sheet at December 31, 1996 was derived from the audited  financial  statements as of that date but does not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements.

                                                       See accompanying notes.

                                                        THE INDUS GROUP, INC.

                                      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                (In thousands, except share amounts)

                                                             (Unaudited)
                                                                                                           Retained
                                                                                                           Earnings        Total
                                                              Common        Additional                  (Accumulated   Shareholders'
                                                               Stock         Capital         Other         Deficit)       Equity
                                                              --------       --------       --------       --------       --------
Balance at December 31, 1994 ............................      $    129       $   --         $   --         $  8,113       $  8,242

     Issuance of common stock
       as deferred compensation .........................           480           --             (480)          --             --
     Cash distributions to shareholders .................          --             --             --           (9,516)        (9,516)
     Translation  adjustment ............................          --             --               (6)          --               (6)
     Stock options (1) ..................................          --           18,900           --             --           18,900
     Amortization of deferred compensation ..............          --             --               48           --               48
     Net loss ...........................................          --             --             --           (6,820)        (6,820)
                                                               --------       --------       --------       --------       --------
Balance at December 31, 1995 ............................           609         18,900           (438)        (8,223)        10,848
     Conversion to C Corporation effective
       January  1, 1996 .................................          --           (8,223)          --            8,223           --
     Reincorporation and adoption of $.001
        par value .......................................          (494)           494           --             --             --
     Issuance of common stock (2) .......................             4         35,288           --             --           35,292
     Tax benefit from exercise of stock options .........          --            6,669           --             --            6,669
     Purchase of Indus International, Inc. net
        assets ..........................................          (100)            (3)          --             --             (103)
     Unrealized loss on marketable securities ...........          --             --              (42)          --              (42)
     Translation adjustment .............................          --             --               84           --               84
     Amortization of deferred compensation ..............          --             --               96           --               96
     Net loss ...........................................          --           (6,700)          --            9,228          2,528
                                                               --------       --------       --------       --------       --------
Balance at December 31, 1996 ............................            19         46,425           (300)         9,228         55,372
     Tax benefit from exercise of stock options .........          --            1,309           --             --            1,309
     Issuance of common stock (3) .......................          --              575           --             --              575
     Investment in Prism ................................          --            4,750           --             --            4,750
     Unrealized loss on marketable securities ...........          --             --              (76)          --              (76)
     Translation adjustment .............................          --             --               74           --               74
     Amortization of deferred compensation ..............          --             --               37           --               37
     Net income .........................................          --             --             --            5,744          5,744
                                                               --------       --------       --------       --------       --------

Balance at June 30, 1997 ................................      $     19       $ 53,059       $   (265)      $ 14,972       $ 67,785
                                                               ========       ========       ========       ========       ========

(1)  Value of  unexercised  stock options of The Indus Group,  Inc. upon  elimination of  contingency  feature,  which had precluded exercise of these options.

(2)  Consists of $33,864 received from February 29, 1996 initial public offering  (2,500,000  common shares offered at $15 per share less underwriting commission and expenses),  $1,052 received from June 30, 1996 and December 31, 1996 issuance of 71,309 common shares under the Employee  Stock  Purchase Plan and $376  received from the issuance of 916,845  common shares upon exercise of options.

(3)  Consists of $501 received from June 30, 1997  issuance of 29,088 common shares under the Employee  Stock  Purchase Plan and $74 received from the issuance of 188,565 common shares upon exercise of options.

                                                       See accompanying notes.

                                                        THE INDUS GROUP, INC.

                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           (In thousands)

                                                             (Unaudited)
                                                                                                           Six Months Ended June 30,
                                                                                                           ------------------------
                                                                                                             1997            1996
                                                                                                           --------        --------
Cash flows from operating activities

Net income (loss) ..................................................................................       $  5,744        $ (2,846)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization .................................................................          1,045             616
     Amortization of deferred compensation .........................................................             37              96
     Loss on sale of fixed assets ..................................................................            315               2
     Deferred income taxes .........................................................................            455          (1,669)
     Cumulative effect of deferred income taxes provided January 1, 1996 ...........................           --             6,700
     Tax benefit from exercised stock options ......................................................          1,309             801
     Changes in operating assets and liabilities:
          Billed accounts receivable ...............................................................            614           1,499
          Unbilled accounts receivable .............................................................         (2,451)          1,400
          Other current assets .....................................................................         (3,673)           (323)
          Employee notes receivable ................................................................            (50)              6
          Accounts payable .........................................................................            427             246
          Income taxes payable .....................................................................           --               320
          Other accrued liabilities ................................................................            469             714
          Deferred revenue .........................................................................         (4,804)            935
          Other ....................................................................................             53              14
                                                                                                           --------        --------
Net cash provided by (used in) operating activities ................................................           (510)          8,511
                                                                                                           --------        --------

Cash flows from investing activities

Purchase of marketable securities ..................................................................         (1,700)        (34,176)
Sale of marketable securities ......................................................................           --             2,300
Investments ........................................................................................         (8,300)           --
Acquisition of property and equipment ..............................................................         (3,018)         (1,688)
                                                                                                           --------        --------
Net cash used in investing activities ..............................................................        (13,018)        (33,564)
                                                                                                           --------        --------

Cash flows from financing activities

Net repayment of line of credit ....................................................................           --            (8,900)
Net proceeds from issuance of common stock .........................................................            575          34,431
Purchase of Indus International, Inc. net assets ...................................................           --              (103)
                                                                                                           --------        --------
Net cash provided by financing activities ..........................................................            575          25,428
                                                                                                           --------        --------

Net increase (decrease) in cash and cash equivalents ...............................................        (12,953)            375
Cash and cash equivalents at beginning of period ...................................................         13,266              45
                                                                                                           --------        --------
Cash and cash equivalents at end of period .........................................................       $    313        $    420
                                                                                                           ========        ========

Supplemental disclosures of cash flow information

Interest paid ......................................................................................       $   --          $    105
                                                                                                           ========        ========
Income taxes paid ..................................................................................       $  4,570        $  3,176
                                                                                                           ========        ========

Supplemental schedule of noncash financing activities

Issuance of common stock as part consideration for purchase of Prism ...............................       $  4,750        $   --
                                                                                                           ========        ========

                                                       See accompanying notes.

                              THE INDUS GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Significant Accounting Policies

         Interim Financial Statements

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the audited financial statements and footnotes thereto for the fiscal year ended December 31, 1996 included in the Company's Annual Report on Form 10-K filed March 26,1997.

         Cash Equivalents and Marketable Securities

         The Company considers all highly liquid, low risk debt instruments with a maturity of three months or less from the date of purchase to be cash equivalents. The Company generally invests its cash and cash equivalents in money market accounts and agency repurchase agreements which are secured by government agency securities.

         The Company presently classifies all marketable securities as available-for-sale investments and carries them at fair market value. Marketable securities represent U.S. government obligations and indirect investments in municipal obligations. Marketable securities classified as long-term represent U.S. government obligations maturing no later than May 1999. Unrealized holding gains and losses, net of taxes, are carried as a separate component of shareholders' equity.


2.       Issuance of Common Stock

         Initial Public Offering

         On February 29, 1996, the Company completed an initial public offering (the "Offering") in which it sold 2,500,000 shares of Common Stock at $15.00 per share. The Offering raised net proceeds of $33,863,764 (exclusive of underwriting discount and $1,011,236 in related expenses).

         Employee Stock Purchase Plan

         The Company received $500,663 from the issuance of 29,088 shares of Common Stock on June 30, 1997 under the 1995 Employee Stock Purchase Plan.

         Exercise of Stock Options

         During the six months ended June 30, 1997, the Company received $74,269 from the issuance of 188,565 shares of common stock upon exercise of options under the 1992 Stock Option Plan.

         Acquisition of Prism Consulting

         On April 1, 1997, the Company acquired Prism Consulting, Inc., a private management consulting firm for 339,285 shares of common stock at $14.00 per share and $250,000 in cash.

                              THE INDUS GROUP, INC.

                                   (Unaudited)


2.       Issuance of Common Stock (continued)

         Subsequent Event

         The Company entered into an agreement and plan of merger and reorganization on June 5, 1997 with TSW International, Inc., a Georgia corporation. The Merger is intended to be treated as a tax-free reorganization pursuant to the provisions of Section 368 of the Internal Revenue Code of 1986 and a pooling of interests for accounting purposes. The Company and TSW International, Inc. will each become a subsidiary of a new Delaware corporation named Indus International, Inc. which has been formed by the Company solely for the purpose of the transactions contemplated under the Merger. Upon effectiveness of the Merger, all the outstanding capital stock of the Company and all the outstanding capital stock of TSW International, Inc. will be converted into common stock, par value $.001 per share, of Indus International, Inc.. Immediately following consummation of the Merger, the former shareholders and optionholders of the Company and the former security holders of TSW International, Inc. will collectively hold approximately 53.75% and 46.25%, respectively, of Indus International, Inc. Common Stock on a fully diluted basis.

3.       Investment

         The Company acquired a 10% interest in TenFold Corporation, a private software company, for approximately $8 million in cash. The Company received a perpetual, unrestricted license for applications and tools developed with TenFold's technology.


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

         For purposes of presenting comparative earnings and calculating earnings per share data, pro forma net income for the second quarter of 1996 reflects the elimination of the $6.7 million cumulative deferred income tax charge upon converting from an S Corporation to a C Corporation.

                              THE INDUS GROUP, INC.

                                   (Unaudited)

         Per Share Data

         Pro forma net income per share is computed using pro forma net income and the weighted average number of common and dilutive common equivalent shares outstanding during each period. Dilutive common equivalent shares consist of incremental common shares issuable upon the assumed exercise of stock options
(using the treasury stock method). Fully diluted per share amounts are not presented, as the effect is not material. The computation of the weighted average number of shares outstanding for the three and six month periods ended
June 30, 1997 and 1996 is as follows (in thousands):

                                                                      Three Months Ended  Six Months Ended
                                                                            June 30,          June 30,
                                                                        ---------------    ---------------
                                                                         1997     1996      1997     1996
                                                                        ------   ------    ------   ------
Weighted average outstanding ........................................   19,038   17,752    18,834   16,868
Equivalent shares assumed to be outstanding had options granted prior to 1995 been exercised and used to repurchase shares at their
  then fair value ...................................................      778    1,623       879    1,666
                                                                        ------   ------    ------   ------
                                                                        19,816   19,375    19,713   18,534
                                                                        ======   ======    ======   ======

5.       Earnings Per Share

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the company will be required to change the method currently used to compute earning per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the second quarter ended June 30, 1997 and June 30, 1996 of $.006 and $.01 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements located in the Research and Development, Sales and Marketing and Liquidity and Capital Resources sections as a result of the factors set forth below, among others. For a more complete discussion of these factors, refer to the Risk Factors included in the Company's Definitive Proxy Statement for a Special Meeting of Shareholders to be held on August 25, 1997.

The Company has experienced, and may in the future experience, significant fluctuations in quarterly revenues and operating results. The Company's revenues and operating results in general, and in particular its revenues from new licenses, are relatively difficult to forecast for a number of reasons, including (i) the relatively long sales cycles for the Company's products, (ii) the variable size and timing of individual license transactions, (iii) changes in demand for the Company's products and services, (iv) competitive conditions in the industry, (v) changes in customer budgets, (vi) the timing of the introduction of new products or product enhancements by the Company or its competitors, (vii) the Company's success in and costs associated with developing and introducing new products, (viii) product life cycles, (ix) the timing of revenue recognition under the percentage-of-completion method, (x) changes in the proportion of revenues attributable to license fees versus services, (xi) changes in the level of operating expenses, (xii) delay or deferral of customer implementations of the Company's software, (xiii) software defects and other product quality problems, and (xiv) other economic conditions generally or in specific process industry segments. Further, the purchase of the Company's products generally involves a significant commitment of capital, with the attendant delays frequently associated with large capital expenditures and authorization procedures within large organizations. For these and other reasons, the sales cycles for the Company's products are typically lengthy and subject to a number of significant risks over which the Company has little or no control, including customers' budget constraints and internal authorization reviews. In addition, delays in the completion of a product implementation may require that the revenues associated with such implementation be recognized over a longer period than originally anticipated. Such delays in the implementation or execution of orders has caused, and may in the future cause, material fluctuations in the Company's operating results. Similarly, customers may cancel implementation projects at any time without penalty, and such cancellation could have a material adverse effect on the Company's business or results of operations. Because the Company's expenses are relatively fixed, a small variation in the timing of recognition of specific revenues can cause significant variations in operating results from quarter to quarter and may in some future quarter result in losses or have a material adverse effect on the Company's business or results of operations. For a more complete discussion of these factors, refer to the Risk Factors included in the Company's Definitive Proxy Statement for a Special Meeting of Shareholders to be held on August 25, 1997 filed with the Securities and Exchange Commission on August 12, 1997.

Risks relating to the proposed merger of the Company and TSW International, Inc. include: (i) risks relating to the integration of the operations of the Company and TSW International, Inc.; (ii) the incurrence of the Combined Company of certain non-recurring charges in connection with the Merger; (iii) the additional shares of Indus International, Inc. Common Stock to be issued in the Merger as well as the number of shares of Indus International, Inc. Common Stock to be eligible for public resale; (iv) certain differences in the rights of holders of the Company's Common Stock and TSW International, Inc. Capital Stock resulting from the Merger; (vi) certain affiliates of the Company and TSW International, Inc. have certain interests that are different from or in addition to shareholders of the Company and shareholders of TSW International, Inc. Risks relating to the business of the proposed Combined Company include:
(i) the Combined Company's ability to manage growth; (ii) the utilization by the Combined Company of new distribution channels; and (iii) risks relating to the successful integration of current and future products and technologies.

The Company has in the past and may in the future acquire complementary products or businesses. Risks associated with such transactions include difficulty in retaining ad assimilating the personnel of the combined companies, difficulty in integrating the operations of the combined companies, disruption of the Company's ongoing business, expenses associated with completing the transaction and amortizing acquired intangible assets, and dilution of existing equity holders. There can be no assurance that such transactions will not materially adversely affect the Company's business, financial condition or operating results.

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

In March 1997, the Company acquired a 10% interest in TenFold Corporation, a private software company for approximately $8 million in cash. The Company will receive a perpetual, unrestricted license for future applications and tools developed with TenFold's technology. In April 1997, the Company acquired Prism Consulting, a private management consulting firm, for $4.75 million in the Company's stock at the then current market value and $250,000 in cash. The Company has not and does not anticipate any material consequences on its results of operations for the calendar year 1997 as a result of these acquisitions.

In June 1997, the Company entered into an agreement and plan of merger and reorganization with TSW International, Inc., a Georgia corporation. The Merger is intended to be treated as a tax-free reorganization pursuant to the provisions of Section 368 of the Internal Revenue Code of 1986 and a pooling of interests for accounting purposes. The Company and TSW International, Inc. will each become a subsidiary of a new Delaware corporation named Indus International, Inc. which has been formed by the Company solely for the purpose of the transactions contemplated under the Merger. Upon effectiveness of the Merger, all the outstanding capital stock of the Company and all the outstanding capital stock of TSW International, Inc. will be converted into common stock, par value $.001 per share, of Indus International, Inc. Immediately following consummation of the Merger, the former shareholders and optionholders of the Company and the former security holders of TSW International, Inc. will collectively hold approximately 53.75% and 46.25%, respectively, of Indus International, Inc. Common Stock on a fully diluted basis.

The following table sets forth for the periods indicated the percentage of total revenues represented by certain line items in the Company's statements of operations:

                            Percent of Total Revenues

                                                                           Three Months Ended  Six Months Ended
                                                                                 June 30,          June 30,
                                                                             --------------    --------------
                                                                              1997     1996     1997     1996
                                                                              -----    -----    -----    -----
Revenues:
     Software licensing fees ...........................................      18.0%    21.6%    17.3%    22.5%
     Services maintenance ..............................................      82.0     78.4     82.7     77.5
                                                                             -----    -----    -----    -----
          Total revenues ...............................................     100.0    100.0    100.0    100.0

Cost of revenues .......................................................      42.7     42.0     42.6     40.7
                                                                             -----    -----    -----    -----
Gross margin ...........................................................      57.3     58.0     57.4     59.3

Operating expenses:
     Research and development ..........................................      15.3     18.7     14.2     19.5
     Sales and marketing ...............................................      13.6     11.3     14.0     11.4
     General and administrative ........................................       9.3     10.5      9.8     10.7
                                                                             -----    -----    -----    -----
          Total operating expenses .....................................      38.2     40.5     38.0     41.6
                                                                             -----    -----    -----    -----

Income from operations .................................................      19.1     17.5     19.4     17.7
Other income, net ......................................................       1.7      2.2      1.8      1.2
                                                                             -----    -----    -----    -----

Income before income taxes .............................................      20.8     19.7     21.2     18.9

Provision for income taxes (state and foreign only in 1995) ............       8.3      8.0      8.7      7.7

Cumulative effect of deferred income taxes provided upon January 1, 1996
   conversion to C-Corporation status ..................................       --       --       --      19.4
                                                                             -----    -----    -----    -----
Net income (loss) ......................................................      12.5%    11.7%    12.5%    (8.2)%
                                                                             =====    =====    =====    =====
Pro forma statement of operations:
     Income before income taxes, as above ..............................      20.8%    19.7%    21.2%    18.9%
     Provision for income taxes (federal, state and foreign) ...........       8.3      8.0      8.7      7.7
                                                                             -----    -----    -----    -----
     Pro forma net income per share ....................................      12.5%    11.7%    12.5%    11.2%
                                                                             =====    =====    =====    =====

Revenues. Total revenues increased 34% to $23.5 million in the quarter ended June 30, 1997 from $17.6 million in 1996. In the first six months of 1997, total revenues increased by 33% to $45.9 million from $34.5 million in 1996. Revenue from international customers (excluding Canada and Mexico) accounted for 6.5% and 8.6% of revenues for the quarter and six months ended June 30, 1997, respectively, and 20% for both the quarter and six months ended June 30, 1996. As most of the Company's contracts are denominated in U.S. dollars, foreign currency fluctuations have not impacted the results of operations. The top five customers of the Company have accounted for approximately 34% and 35% of revenues for the quarter and six months ended June 30, 1997, respectively, and 50% of revenues for both the quarter and six months ended June 30, 1996. The composition of the top five customers has changed from year to year, with the exception of one customer which generated revenues ranging from 9.5% of revenue for the quarter ended June 30, 1997 to 10.5% of revenue for the quarter ended June 30, 1996.

Revenues from licensing fees increased by 11% to $4.2 million in the quarter ended June 30, 1997 from $3.8 million in 1996. In the first six months of 1997, licensing fees increased 2.5% to $7.9 million from $7.8 million in 1996. The license fee growth from 1996 to 1997 resulted primarily from closing of a number of license fee agreements with both new and existing customers. License fees as a percentage of revenue were 18.0% and 21.6% for the three months ended June 30, 1997 and 1996, and 17.3% and 22.5% for the six months ended June 30, 1997 and 1996.

Revenues from services and maintenance increased by 40% to $19.3 million in the quarter ended June 30, 1997 from $13.8 million in 1996. In the first six months of 1997, services and maintenance revenue increased 42% to $38.0 million from $26.7 million in 1996. The service and maintenance growth from 1996 to 1997 resulted primarily from implementation services generated by several new
domestic  contracts  and  additional   implementation   projects  with  existing
customers.

The Company does not believe that the revenue growth experienced in the first six months of 1997 is necessarily indicative of any revenue growth that may occur in future periods.

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

Cost of revenues increased 36% to $10.0 million in the quarter ended June 30, 1997 from $7.4 million in 1996. In the first six months of 1997, cost of revenues increased by 39% to $19.6 million from $14.0 million in 1996. The 1997 increase in absolute dollars in cost of revenues was due principally to the need for additional personnel to service the Company's customers. As a percent of total revenue, cost of revenues was 43% and 42% for the quarters ended June 30, 1997 and 1996, respectively. For the first six months of 1997 and 1996, the cost of revenues as a percent of total revenue was at 42.6% and 40.7%, respectively. The slight increase in the percentage was due to growth in low-margin reimbursable expenses. The Company's accounting policy is to record direct reimbursable costs as revenue when billed to the customer, which is then offset by the related cost of revenues. Since the direct reimbursable costs have little or no margin, they reduce the overall gross margin as a percent of revenues.

Research and Development (R&D). Research and development expenses consist primarily of: (i) personnel and related costs and (ii) computer timeshare costs directly attributable to the development of new software application products, enhancements to existing products and the costs of porting the Company's products to different platforms.

Research and development expenses increased 9% to $3.6 million in the quarter ended June 30, 1997 from $3.3 million in 1996. In the first six months of 1997, research and development expenses decreased by 3% to $6.5 million from $6.7 million in 1996. As a percent of total revenue, research and development expenses were 15.3% and 18.7% for the quarters ended June 30, 1997 and 1996, respectively. For the first six months of 1997 and 1996, research and development expenses as a percent of total revenue were 14.2% and 19.5%, respectively.

R&D investment increased in the second quarter in 1997 compared to 1996 due to the timing of PASSPORT Release 6.0 which was completed by July 1997. PASSPORT Release 5.0 was completed in the first quarter of 1996 resulting in a minimal R&D cost impact in the second quarter of 1996. The Company believes that a significant level of investment in R&D is essential to remain competitive. The amount of R&D in absolute dollars for a particular period may vary depending on the projects in progress.

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

Sales and Marketing. Sales and marketing expenses increased 61% to $3.2 million in the quarter ended June 30, 1997 from $2.0 million in 1996. In the first six months of 1997, sales and marketing expenses increased by 64% to $6.4 million from $3.9 million 1996. As a percent of total revenue, sales and marketing expenses were at 13.6%, 11.3%, 14.0% and 11.4% for the quarters ended June 30, 1997 and 1996 and for the first six months of 1997 and 1996, respectively. The growth in sales and marketing expenses in absolute dollars is primarily due to:
(i) the addition of personnel, (ii) expansion into new vertical markets, (iii) expansion of strategic alliance program, (iv) changes in the mix of the revenue base on which commission expense is generated. The Company believes that sales and marketing expenses as a percentage of total revenues may continue to increase for the same reasons.

General and Administrative. General and administrative expenses increased 18% to $2.2 million in the quarter ended June 30, 1997 from $1.8 million in 1996. In the first six months of 1997, general and administrative expenses increased by 21% to $4.5 million from $3.7 million in 1996. As a percent of total revenue, general and administrative expenses were 9.3% and 10.5% for the quarters ended June 30, 1997 and 1996, respectively. For the first six months of 1997 and 1996, the general and administrative expenses as a percent of total revenue was 9.8% and 10.7%, respectively. The growth in general and administrative expenses in absolute dollars is primarily a result of: an expansion in staffing and increase in other costs necessary to support the Company's growth.

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

Liquidity and Capital Resources

The Company had total assets of $84.5 million and $75.5 million at June 30, 1997 and December 31, 1996, respectively. Historically, the Company has financed its operations primarily through cash provided by operations, borrowings under its line of credit and, to a lesser extent, through borrowings from its Chief Executive Officer and principal shareholder. In March 1996, the Company received $33.9 million, representing the proceeds (net of underwriting commissions and offering costs) from an initial public offering of 2,500,000 shares of its Common Stock. These proceeds were used to purchase marketable securities (comprised of municipal and U.S. government obligations) and certain cash equivalent instruments.

As of June 30, 1997, the Company's principal sources of liquidity consisted of approximately $313,000 in cash and cash equivalents and $25.0 million in marketable securities. In addition, the Company has an unsecured revolving bank line of credit agreement which permits borrowings, including stand-by letters of credit, of up to $15 million. The facility expires in May 1999. No borrowings were outstanding under this line at June 30, 1997.

In the six months ended June 30, 1997, cash, cash equivalents and marketable securities decreased substantially as a result of cash investment in a 10% interest in TenFold Corporation ($8 million), the purchase of property and equipment ($3.0 million), the purchase of marketable securities ($1.7 million), and cash used by operations ($510,000). Cash paid for income taxes for the six months ended June 30, 1997 and 1996 was $4.6 million and $3.2 million, respectively.

Cash requirements are expected to continue to increase in order to fund: (i) personnel and salary costs, (ii) research and development costs, (iii)
investment in additional technical equipment, and (iv) working capital requirements. The Company presently anticipates additional capital expenditures for the remainder of 1997 of approximately $2 million, primarily for equipment and furniture.

The Company's principal commitments at June 30, 1997, consisted of obligations under operating leases for facilities and computer equipment.

The Company believes that its existing cash and marketable securities, together with anticipated cash flow from operations and available bank borrowings, will be sufficient to meet its cash requirements during the next 12 months. The foregoing statement regarding the Company's expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results or presently unexpected usages of cash, such as the merger with TSW International, Inc. and acquisitions.

PART II: OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

              There are no pending legal proceedings to which the Company is a party or of which any of its property is subject.


ITEM 2.       CHANGES IN SECURITIES

              None.


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              (a) The Company held its annual meeting of  stockholders on May 6,
                  1997.

              (b) Pursuant to the  election of the five  directors  listed under
                  Item 1, Robert W. Felton, Richard W. MacAlmon, Michael E. Percy, Alan G. Merten, and Donald F. Robertson were each elected for a one year term. Robert W. Felton, Richard W. MacAlmon, Michael E. Percy and Donald F. Robertson still continue as directors and were elected at prior annual meeting for a term of one year. Alan G. Merten still continues as director and was elected by the Board in December 1995.

              (C) The Company's stockholders voted the following matters:

                   (i) Election of five directors. All directors proposed by management were selected.

                          Name of                   Number of       Number of
                          Nominee                   Votes For     Votes Withheld
                          -------                   ---------     --------------
                          Robert W. Felton          16,600,010        3,971
                          Richard W. MacAlmon       16,600,018        3,963
                          Alan G. Merten            16,600,018        3,963
                          Michael E. Percy          16,600,018        3,963
                          Donald F. Robertson       16,599,968        4,013

                   (ii) Approval of an amendment to the 1995 Stock Plan to increase the number of shares reserved for issuance thereunder by 2,500,000. 13,921,430 votes were cast in favor of the amendment, 2,659,733 were cast against, zero votes were withheld, there were 2,360 abstentions and 20,458 broker non-votes.

                   (iii) Ratification and approval of the appointment of Ernst & Young as independent public accountants of the Company for the year ending December 31, 1997. 16,602,111 votes were cast in favor of the appointment, 950 votes were cast against, zero were withheld, there were 920 abstentions and zero broker non-votes.

ITEM 5.       OTHER INFORMATION

              None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.

       2.1 Agreement and Plan of Merger and Reorganization dated as of June 5, 1997 ("Agreement of Merger"), by and among The Indus Group, Inc., Indus International, Inc. and TSW International, Inc. (Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 filed by Indus International, Inc. with the Securities and Exchange Commission on August 7, 1997; Registration No. 333-33113)
       2.2 First Amendment to Agreement of Merger dated as of July 21, 1997 by and among The Indus Group, Inc., Indus International, Inc. and TSW International, Inc. (Incorporated by reference to
                  Exhibit 2.2 to the Registration Statement on Form S-4 filed by Indus International, Inc. with the Securities and Exchange Commission on August 7, 1997; Registration No. 333-33113)
       11.01      Statement of Computation of Pro Forma Net Income Per Share.
       27.01      Financial Data Schedule.


(b)    Reports on Forms 8-K.

       No reports on Form 8-K were filed during the Quarter covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             THE INDUS GROUP, INC.
                                                 (Registrant)



Date:  August 14, 1997

                                             /s/ Robert W. Felton
                                             -----------------------------------
                                             Robert W. Felton
                                             President and Chief Executive
                                             Officer



Date:  August 14, 1997
                                             /s/ Frank W. Siskowski
                                             -----------------------------------
                                             Frank Siskowski
                                             Senior Vice President of Finance
                                             and Chief Financial Officer
                                             (Principal Financial and Accounting
                                              Officer)

                                INDEX TO EXHIBITS


                                                                    Sequentially
                                                                      Numbered
     Exhibit                Description                                 Page
     -------                -----------                                 ----
       2.1* Agreement and Plan of Merger and Reorganization  dated as of June 5,
            1997 by and among The Indus Group Inc., Indus International, Inc., and TSW International, Inc.,
       2.2* First amendment to Agreement of Merger dated as of July 21, 1997 by and among The Indus Group, Inc., Indus International, Inc. and TSW International, Inc.
      11.01 Statement of Computation of Pro Forma Net Income Per Share
      27.01 Financial Data Schedule